Form 10QSB
period 2003-03-31
EUREKA FINANCIAL CORP
filed 2003-05-14
CIK 1224549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003

                                       OR

[ ]   TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
      1934

                For the transition period from           to
                                               ---------    ---------

                        Commission file number: 000-50234


                             Eureka Financial Corp.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            United States                                         75-3098403
-------------------------------                                  -------------
(State or Other Jurisdiction of                                  (IRS Employer
Incorporation or Organization)                               Identification No.)


3455 Forbes Avenue at McKee Place, Pittsburgh, Pennsylvania          15213
-----------------------------------------------------------     ----------------
(Address of Principal Executive Offices)                           (Zip Code)


Registrant's Telephone Number, Including Area Code:              (412) 681-8400
                                                                ----------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X      No
                          ---        ---


As of May 13, 2003, there were issued and outstanding 1,240,983 shares of the registrant's Common Stock.

Transitional small business disclosure format (check one):  Yes         No  X
                                                                ---        ---

                             EUREKA FINANCIAL CORP.
                                      INDEX


                                                                           Page
                                                                          Number

PART 1 - FINANCIAL INFORMATION

  Item 1.          Financial Statements

                   Balance Sheet as of March 31, 2003
                   (Unaudited), and September 30, 2002                      3

                   Statements of Income (Unaudited) for the Three
                   and Six Months ended March 31, 2003 and 2002             4

                   Statements off Cash Flows (Unaudited) for the
                   Six Months ended March 31, 2003 and 2002                 5

                   Notes to Financial Statement (Unaudited)                 6-7

  Item 2.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      8-11

  Item 3.          Controls and Procedures                                  12


PART II - OTHER INFORMATION

  Item 1.          Legal Proceedings                                        12

  Item 2.          Changes in Securities and Use of Proceeds                12

  Item 3.          Defaults Upon Senior Securities                          12

  Item 4.          Submission of Matters to a Vote of Security Holders      12

  Item 5.          Other Information                                        12

  Item 6.          Exhibits and reports on Form 8-K                         12

Signatures

Certifications

EUREKA FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                      March 31,     September 30,
                                                                        2003            2002
                                                                    ------------    ------------
ASSETS                                                                (Unaudited)

  Cash and due from banks                                           $    525,031    $    720,601
  Interest-bearing deposits in banks                                   7,278,976       7,927,834
  Securities available-for-sale                                        9,437,906       8,454,099
  Securities held-to-maturity
    (Market values of $6,161,665 and
    $5,541,372 respectively)                                           5,894,431       5,144,112
  Mortgage-backed securities, available-for-sale                       1,979,259       2,583,390
  Federal Home Loan Bank stock, at cost                                  313,400         382,900
  Loans receivable, net                                               51,803,011      52,142,231
  Premises and equipment, net                                          1,171,610       1,207,622
  Other assets                                                           878,371         703,166
                                                                    ------------    ------------

  Total Assets                                                      $ 79,281,995    $ 79,265,955
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities
    Deposit accounts
      Non-interest bearing                                          $  1,363,870    $  1,466,297
      Interest bearing                                                56,087,618      55,942,741
                                                                    ------------    ------------
        Total deposit accounts                                        57,451,488      57,409,038

    Advances from borrowers for taxes & insurance                        173,315         297,678
    Other liabilities                                                  1,154,683       1,256,555
    FHLB advances                                                      1,000,000       1,000,000
    Guarantee of employee stock ownership plan (ESOP) debt               121,601         161,802
                                                                    ------------    ------------
        Total liabilities                                             59,901,087      60,125,073

  Stockholders' Equity
    Common Stock ($0.10 par value)
       4,000,000 shares authorized, 1,377,810 shares
       issued, 1,240,983 and 1,239,318 shares outstanding
       as of March 31, 2003 and September 30, 2002, respectively         137,781         137,781
    Additional paid-in-capital                                         6,105,129       6,037,703
    Retained earnings-substantially restricted                        13,026,285      12,891,928
    Unearned employee stock ownership plan
       (ESOP) shares                                                    (121,601)       (161,802)
    Unearned compensation-restricted stock plan                          (88,436)       (107,294)
    Accumulated other comprehensive income net of
       applicable income taxes of $833,041 and
       $851,378, respectively                                          1,617,079       1,652,676
    Treasury stock (136,827 and 138,492 shares at cost)               (1,295,329)     (1,310,110)
                                                                    ------------    ------------
        Total stockholders' equity                                    19,380,908      19,140,882

Total Liabilities and Stockholders' Equity                          $ 79,281,995    $ 79,265,955
                                                                    ============    ============

See notes to unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

                             Three Months Ended March 31,  Six Months Ended March 31,
                                 (Unaudited)               (Unaudited)
                                    2003         2002         2003         2002
                                 ----------   ----------   ----------   ----------

Interest Income
    Loans                        $  911,931   $  966,921   $1,851,799   $1,928,094
    Investment securities           228,840      176,522      443,988      368,798
    Mortgage-backed securities       34,633       54,467       73,510      115,261
                                 ----------   ----------   ----------   ----------

    Total interest income         1,175,404    1,197,910    2,369,297    2,412,153

Interest Expense
    Deposits                        397,331      466,859      823,232      985,196
    FHLB advances                    13,900       13,900       28,109       28,109
    Other                             1,524        2,601        3,461        6,801
                                 ----------   ----------   ----------   ----------

    Total interest expense          412,755      483,360      854,802    1,020,106
                                 ----------   ----------   ----------   ----------

Net Interest Income                 762,649      714,550    1,514,495    1,392,047

Provision for Loan Losses                 0       20,000            0       31,000
                                 ----------   ----------   ----------   ----------

Net Interest Income after
  Provision for Loan Losses         762,649      694,550    1,514,495    1,361,047

Other Income                         22,806       23,020       54,598       48,086

Other Expenses
  Salaries and benefits             272,149      218,845      539,459      435,692
  Occupancy expense                  52,368       49,086      101,662       96,476
  Computer expense                   27,709       22,132       53,542       42,987
  Legal and accounting               44,471       33,363       88,103       64,557
  ESOP Contribution                  45,520       31,983       82,220       97,045
  Other                              72,101       80,769      151,558      140,039
                                 ----------   ----------   ----------   ----------

  Total other expenses              514,318      436,178    1,016,544      876,796
                                 ----------   ----------   ----------   ----------

Income Before Income Taxes          271,137      281,392      552,549      532,337

Provision for Income Taxes           47,827       62,309      113,827      125,876
                                 ----------   ----------   ----------   ----------

Net Income                       $  223,310   $  219,083   $  438,722   $  406,461
                                 ==========   ==========   ==========   ==========

Basic Earnings Per Share         $     0.18   $     0.18   $     0.36   $     0.33
                                 ==========   ==========   ==========   ==========

Diluted Earnings Per Share       $     0.17   $     0.17   $     0.35   $     0.32
                                 ==========   ==========   ==========   ==========


See notes to unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended March 31,
                                                                               (Unaudited)
                                                                            2003           2002
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $   438,722    $   406,461
Adjustments to reconcile net cash from operating activities:
    Unearned ESOP shares                                                    107,627         97,979
    Compensation expense related to RSOP                                     18,858         36,454
    Depreciation                                                             50,731         52,267
    Provision for loan loss                                                       0         31,000
    Net accretion/amortization of discounts and premiums on
     mortgage-backed and investment securities                              (33,153)       (20,188)
    Unamortized loan fees and costs                                         (25,504)       (28,533)
Increase/(decrease) in cash due to changes in assets and liabilities:
    Other assets                                                           (175,205)      (139,644)
    Other liabilities                                                       (83,534)        38,420
                                                                        -----------    -----------
  Net Cash from Operating Activities                                        298,542        474,216

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and redemption of securities
   held-to-maturity                                                               0      1,000,000
  Net proceeds from redemption of FHLB stock                                 69,500              0
  Purchase of securities held-to-maturity                                  (750,000)             0
  Purchase of securities available-for-sale                                (990,000)             0
  Net increase in loans made to customers                                  (305,116)    (4,418,383)
  Net commercial leases (originated)/repaid                                 669,840       (138,676)
  Net paydowns in mortgage-backed securities                                589,223        580,596
  Premises and equipment expenditures                                       (14,719)       (12,206)
                                                                        -----------    -----------
  Net Cash Used by Investing Activities                                    (731,272)    (2,988,669)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposit accounts                                42,450      1,079,687
  Net increase in advances from borrowers for
   taxes and insurance                                                     (124,363)       (30,761)
  Repayment of ESOP loan                                                    (40,201)       (66,565)
  Reissuance of treasury stock                                               14,781              0
  Payment of dividends                                                     (304,365)      (232,176)
                                                                        -----------    -----------
  Net Cash from Financing Activities                                       (411,698)       750,185
                                                                        -----------    -----------

Net Change in Cash and Cash Equivalents                                    (844,428)    (1,764,268)

Cash and Cash Equivalents at Beginning of Period                          8,648,435      7,111,653
                                                                        -----------    -----------

Cash and Cash Equivalents at End of Period                              $ 7,804,007    $ 5,347,385
                                                                        ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period for:
      Interest on deposits and borrowings                               $   865,242    $ 1,042,160
                                                                        ===========    ===========
      Income taxes                                                      $   188,967    $    74,775
                                                                        ===========    ===========

See notes to unaudited consolidated financial statements.

                          EUREKA FINANCIAL CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the year ended September 30, 2003 or any other interim period. The interim consolidated financial statements and the following discussion should be read in conjunction with the financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002.

Prior  period   accounts  were   reclassified   to  conform  to  current  period
classifications.

NOTE B - COMPREHENSIVE INCOME

For the three months ended March 31, 2003 and 2002, comprehensive income totaled $59,375 and $137,245, respectively. For the six months then ended, comprehensive income totaled $403,125 and $337,690, respectively.

NOTE C -AVAILABLE FOR SALE SECURITIES

The securities available for sale consisted of the following:

                                 March 31, 2003
                                 --------------

                                   Gross        Gross
                   Amortized    Unrealized    Unrealized    Market
                     Cost          Gains        Losses      Value
                   ---------    ----------    ----------    ------

FHLMC preferred
 Stock             7,070,366      228,444      (98,750)    7,200,060

FHLMC voting
 common Stock         41,266    2,196,580           --     2,237,846
                   ---------    ---------      -------     ---------

  Totals:          7,111,632    2,425,024      (98,750)    9,437,906
                   =========    =========      =======     =========

The mortgage-backed securities available for sale consisted of the following:

                                 March 31, 2003
                                 --------------

                                            Gross        Gross
                          Amortized    Unrealized    Unrealized     Market
                             Cost          Gains        Losses       Value
                          ---------    ----------    ----------     ------

GNMA certificates             3,569          142            --        3,711

FHLMC certificates          323,157       29,231            --      352,388

FNMA certificates         1,528,688       94,472            --    1,623,160
                          ---------      -------      --------    ---------


 Totals:                  1,855,414      123,845            --    1,979,259
                          =========      =======      ========    =========



NOTE D - EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Weighted average shares outstanding for the three and six month periods ended March 31, 2003 were 1,226,666 and 1,225,148, respectively, and for the three and six month periods ended March 31, 2002 were 1,217,903 and 1,216,149, respectively. For the periods ended March 31, 2003 and 2002, such shares do not include 12,160 and 19,164 shares, respectively, of Common Stock purchased and held by the employee stock ownership plan ("ESOP") that were unallocated during those periods in accordance with SOP 93-6 "Employers Accounting for Employee Stock Ownership Plans" and SFAS 128 "Earnings Per Share".

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the ability to control costs and expenses, and general economic conditions. Eureka Bank undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Eureka Financial Corp. (the "Company") is in the mutual holding ("MHC") form of organization. The Company has outstanding 1,240,983 shares of common stock, of which 510,744 are owned by public stockholders and the remainder of which are held by the mutual holding company. The Company's business is conducted primarily through its wholly-owned subsidiary, Eureka Bank ("the Bank"). All references to the Company refer collectively to the Company and the Bank.

CHANGES IN FINANCIAL CONDITION

          At March 31, 2003, the Company's assets increased $16,000 to $79,282,000 from $79,266,000 at September 30, 2002. At March 31, 2003, interest-bearing deposits in banks decreased by $649,000 and mortgage-backed securities decreased by $604,000, respectively, from the comparable classifications at September 30, 2002. Also, at March 31, 2003, cash and due from banks decreased $196,000, FHLB stock decreased $70,000 and loans receivable, net decreased $339,000, from the comparable classifications at September 30, 2002. These decreases at March 31, 2003, were partially offset by an increase of $750,000 in securities held to maturity and an increase of $984,000 in securities available-for-sale since September 30, 2002, as cash in banks was used to fund the investment portfolio growth.

             At March 31, 2003, the Company's total liabilities decreased by a total of $224,000 from September 30, 2002. This decrease was primarily attributed to advances from borrowers for taxes and insurance as $125,000 in escrow was disbursed for taxes and insurance, and to a $100,000 decrease in other liabilities.

         At March 31, 2003, stockholders' equity increased $240,000 to $19,381,000 from $19,141,000 at September 30, 2002. The increase was primarily reflected by an increase of $134,000 in retained earnings and an increase of $67,000 in additional paid in capital. There was a decrease of $36,000 in accumulated other comprehensive income resulting from the fluctuation in market value of the Bank's investment in available for sale securities and mortgage-backed securities. Because of interest rate volatility, accumulated other comprehensive income and stockholders' equity could materially fluctuate for each interim period and year-end period. See Note C to the financial statements. Although the increase in net income increased retained earnings by $223,000, this increase was offset by dividends paid to stockholders in the amount of $89,000.

RESULTS OF OPERATIONS

Net Income. Net income increased $4,000 to $223,000 for the three months and $33,000 to $439,000 for the six months ended March 31, 2003, from $219,000 and $406,000 for the comparable 2002 periods. The increase in net income for the three and six month periods was primarily attributable to decreases in the provision for loan losses and decreases in interest expense over the comparable three and six month periods, partially offset by increases in non-interest expense.

Net Interest Income. Net interest income increased $48,000 to $763,000 for the three months and $122,000 to $1,514,000 for the six months ended March 31, 2003, from $715,000 and $1,392,000 for the comparable 2002 periods. Higher net interest income was primarily due to decreases in interest expense over the comparable 2002 periods.

Interest Income. Total interest income decreased $23,000 to $1,175,000 for the three months and $43,000 to $2,369,000 for the six months ended March 31, 2003 as compared to $1,198,000 and $2,412,000 for the comparable 2002 periods. The decline in total interest income was primarily due to a decline in the average yield on interest-earning assets even though the average balance on interest-earning assets increased. See "Average Balance Sheets" on page 10.

Interest Expense. Total interest expense decreased $70,000 to $413,000 for the three months and $165,000 to $855,000 for the six months ended March 31, 2003, from $483,000 and $1,020,000 for the comparable 2002 periods. The decrease in total interest expense was primarily related to a reduction in the average cost of funds despite an increase in the average balance on deposits. See "Average Balance Sheets" on page 10.

Provision for Loan Losses. The provision for loan losses for the three months and six months ended March 31, 2003, was $0 and $0 respectively, compared to $20,000 and $31,000 for the comparable 2003 periods. Management regularly performs an analysis to identify the inherent risks of loss in its loan portfolio. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other information available at such time. However, there is no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amounts.

Other Expense. Total non-interest expense increased by $78,000 to $514,000 for the three months and $140,000 to $1,017,000 for the six months ended March 31, 2003, from $436,000 and $877,000 for the comparable 2002 periods. ESOP contribution expense increased $14,000 to $46,000 for the three months ended March 31, 2003, from $32,000 for the comparable 2002 period, due to a higher market value of the stock. ESOP contribution expense decreased $15,000 to $82,000 for the six month period ended March 31, 2003, from $97,000 for the comparable 2002 period, due to an extra $25,000 payment made in the 2002 period. Salaries and benefits increased $53,000 for the three months and $103,000 for the six months ended March 31, 2003, due to contributions to the pension plan and expenses related to normal salary increases and increased expenses associated with benefit plans. Legal and accounting expenses increased $11,000 to $44,000 for the three months and $23,000 to $88,000 for the six months ended March 31, 2003, from $33,000 and $65,000 for the comparable 2002 periods. These increases can be attributed to the costs associated with the mid-tier reorganization.

EUREKA FINANCIAL CORP. AND SUBSIDIARY
AVERAGE BALANCE SHEETS
MARCH 31, 2003 AND 2002

                                        For the Three Months Ended March 31,                For the Six Months Ended March 31,
                                   ------------------------------------------------  -----------------------------------------------
                 At March 31, 2003         2003                      2002                     2003                    2002
                 ----------------- -----------------------  -----------------------  ----------------------  -----------------------
                          Actual                    Average                 Average                 Average                  Average
                   Actual Yield/   Average           Yield/ Average          Yield/  Average         Yield/  Average          Yield/
                   Balance  Cost   Balance Interest   Cost  Balance Interest  Cost   Balance Interest Cost   Balance Interest Cost
                   -------  ----   ------- --------   ----  ------- --------  ----   ------- -------- ----   ---------------------
                  (Dollars in thousands)
Interest-
earning assets:
Loans receivable   $51,803  6.80%  $52,774 $   912    6.91% $52,522 $  967    7.36%  $52,400  $1,852   7.07%  $51,683 $1,928   7.46%
Investments
  securities        24,904  4.22%   24,565     263    4.28%  21,405    231    4.32%   24,593     517   4.20%   22,118    484   4.38%
                   -------         ---------------          --------------           ---------------         ---------------
   Total
     interest-
     earning
     assets         76,707  5.96%   77,339   1,175    6.08%  73,927  1,198    6.48%   76,993   2,369   6.15%   73,801  2,412   6.54%
                                           -------                  ------                   -------                  ------
Non-interest
  earning assets     2,575           2,163                    2,181                    2,116                    2,097
                   -------         -------                  -------                  -------                  -------
   Total Assets    $79,282         $79,502                  $76,108                  $79,109                  $75,898
                   =======         =======                  =======                  =======                  =======
Interest-bearing
liabilities:
  Interest-
  bearing
  deposits:
    NOW accounts   $ 4,681  1.51%  $ 4,554      17    1.49% $ 3,514     18    2.05%  $ 4,546      34   1.50%  $ 4,854     35   1.44%
    Passbook and
      club accts    18,984  2.02%   18,733      91    1.94%  17,428     97    2.23%   18,194     185   2.03%   17,206    204   2.37%
    IRA accounts     2,405  4.38%    2,392      28    4.68%   2,038     26    5.10%    2,383      57   4.78%    1,989     54   5.43%
    Certificates
      of deposit    30,017  3.44%   29,343     261    3.56%  29,833    326    4.37%   29,808     547   3.67%   29,941    692   4.62%
    Other
      liabilities    1,122  5.45%    1,137      16    5.63%   1,208     17    5.63%    1,147      32   5.58%    1,226     35   5.71%
                   -------         ---------------          --------------           ---------------          --------------
       Total
        interest-
        bearing
        liabilities 57,209  2.89%   56,159     413    2.94%  54,021    484    3.58%   56,078     855   3.05%   55,216   1,020  3.69%
                                            ------                  ------                    ------                  ------
Non-interest-
  bearing
  liabilities        2,692           3,985                    3,279                    3,725                    1,925
                   -------         -------                  -------                  -------                   ------
       Total
        Liabilities 59,901          60,144                   57,300                   59,803                   57,141
Retained earnings   19,381          19,358                   18,808                   19,306                   18,757
                   -------         -------                  -------                  -------                  -------
       Total
        Liabilities
        and
        Retained
        Earnings   $79,282         $79,502                  $76,108                  $79,109                  $75,898
                   =======         =======                  =======                  =======                  =======

Net interest
  income                                      $762                    $714                    $1,514                  $1,392
                                              ====                    ====                    ======                  ======
Interest rate
  spread                                              3.14%                   2.90%                    3.10%                   2.84%
                                                    ======                  ======                   ======                  ======
Net yield on
  interest-
  earning
  assets                                              3.94%                   3.86%                    3.93%                   3.77%
                                                    ======                  ======                   ======                  =======
Ratio of average
  interest-earning
  assets to
  average interest-
  bearing
  liabilities                                       137.71%                 136.85%                  137.30%                 133.66%
                                                    ======                  ======                   ======                  ======

Rate/Volume Analysis

     The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes attributable to the combined impact of volume and rate changes (changes in rate multiplied by change in volume).

                                            Three-Month Period Ended March 31,        Six-Month Period Ended March 31,
                                                      2003 vs. 2002                            2003 vs. 2002
                                                   Increase (Decrease)                     Increase (Decrease)
                                                         Due to                                  Due to
                                          Volume      Rate    Rate/Volume  Total   Volume     Rate   Rate/Volume    Total
                                          ------      ----    -----------  -----   ------     ----   -----------    -----
                                                       (In thousands)                         (In thousands)
Interest Income:
Loans receivable                             5        (59)        (1)       (55)     27       (101)        (2)       (76)
Investment securities                       34         (2)         0         32      54        (19)        (2)        33
                                          ---------------------------------------   ------------------------------------
     Total interest-earning assets          39        (61)        (1)       (23)     81       (120)        (4)       (43)
                                          ---------------------------------------   ------------------------------------

Interest Expense:
NOW accounts                                 5         (5)        (1)        (1)     (2)         1          0         (1)
Passbook & club accounts                     7        (12)        (1)        (6)     12        (29)        (2)       (19)
Money market accounts                        5         (2)        (1)         2      10         (5)        (2)         3
Certificates of deposit                     (5)       (61)         1        (65)     (3)      (143)         1       (145)
Other liabilities                           (1)         0          0         (1)     (2)        (1)         0         (3)
                                          ---------------------------------------   ------------------------------------
     Total interest-bearing liabilities     11        (80)        (2)       (71)     15       (177)        (3)      (165)
                                          ---------------------------------------   ------------------------------------

Net change in interest income               28         19          1         48      66         57         (1)       122
                                          =======================================   ====================================

THE COMPANY EXCEEDED ALL OF ITS CAPITAL REQUIREMENTS AT MARCH 31, 2003. THE COMPANY HAD THE FOLLOWING CAPITAL RATIOS AT MARCH 31, 2003:

                                                     For Capital        Categorized as
                                  Actual          Adequacy Purposes   "Well Capitallized"
                                  ------          -----------------   -------------------
                            Amount      Ratio     Amount     Ratio     Amount      Ratio
                            ------      -----     ------     -----     ------      -----
As of March 31, 2003:
Total Capital
   (To risk weighted
     assets)               $19,313      39.87%   $ 3,875      8.00%   $ 4,844      10.00%
Tier I Capital
   (To risk weighted
     assets)               $17,781      36.71%   $ 1,937      4.00%   $ 2,906       6.00%

Tier I Capital
  (To total assets)        $17,781      23.18%   $ 2,302      3.00%   $ 3,836       5.00%

Tangible Capital
   (To total assets)       $17,781      23.18%   $ 1,151      1.50%   $ 3,836       5.00%



CONTROLS AND PROCEDURES
-----------------------

(a)      Evaluation  of  disclosure  controls  and  procedures.  Based  on their
         -----------------------------------------------------
         evaluation as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             ----------------------------
         the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II           OTHER INFORMATION
-------           -----------------

Item 1.  Legal Proceedings

                  From time to time, the Company may be a party to various legal proceedings incident to its business. At March 31, 2003, there were no legal proceedings to which the Company was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities

                  Not Applicable

Item 3.  Defaults Upon Senior Securities

                  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of Shareholders was held on January 27, 2003 and the following matters were voted upon:

                  Proposal I - Election of directors with terms to expire in 2006.

                                       FOR       WITHHELD
                                       ---       --------

                  Mark B. Devlin    1,169,541     1,300
                  Paul M. Matvey    1,169,541     1,300

                  Proposal  II  --  Approval  of  the   Agreement  and  Plan  of
                  Reorganization to Form a Mid-Tier Stock Holding Company.

                                       FOR       AGAINST     ABSTAIN
                                       ---       -------     -------

                                    1,079,240     3,700       2,775

                  Proposal III -- Ratification of Edwards, Sauer & Owens as independent accountants for the 2003 fiscal year.

                                       FOR       AGAINST     ABSTAIN
                                       ---       -------     -------

                                    1,169,241     1,500         100

Item 5.  Other Information

                  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)  3(i)  Articles of Incorporation*

     3(ii) Bylaws*

(b)  Reports on Form 8-K

(1) A Form 8-K 12G3 was filed on April 1, 2003 pursuant to items 2 and 7 to register the common stock of the Company by succession.
(2) An amended Form 8-K/A was filed on April 25, 2003 pursuant to items 2 and 7 filing the Registrant's financial statements with the Commission.
(3) A Form 8-K was filed on May 1, 2003 pursuant to items 7 and 12 announcing earnings for the quarter ended March 31, 2003.
----------

* Incorporated by reference to the identically numbered Exhibit on Form 8-K12G3 filed on April 1, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EUREKA FINANCIAL CORP.



Date:  May 13, 2003                  By:   /s/Edward F. Seserko
                                           -------------------------------------
                                           Edward F. Seserko
                                           President and Chief Executive Officer




Date:  May 13, 2003                  By:   /s/Gary B. Pepper
                                           -------------------------------------
                                           Gary B. Pepper
                                           Executive Vice President and Chief
                                             Financial Officer

                            SECTION 302 CERTIFICATION


     I, Edward F. Seserko, President and Chief Executive Officer, certify that:

1.   I have reviewed this  quarterly  report on Form 10-QSB of Eureka  Financial
     Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 13, 2003                        /s/Edward F. Seserko
                                           -------------------------------------
                                           Edward F. Seserko
                                           President and Chief Executive Officer

                            SECTION 302 CERTIFICATION


     I, Gary B. Pepper, Executive Vice President and Chief Financial Officer, certify that:

1.   I have reviewed this  quarterly  report on Form 10-QSB of Eureka  Financial
     Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 13, 2003         /s/Gary B. Pepper
                            ----------------------------------------------------
                            Gary B. Pepper
                            Executive Vice President and Chief Financial Officer