Form 10QSB
period 2003-06-30
EUREKA FINANCIAL CORP
filed 2003-08-08
CIK 1224549

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

          [|X|] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                 For the transition period from ______ to ______


                        Commission file number: 000-50234


                             Eureka Financial Corp.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           United States                                          75-3098403
--------------------------------                             -------------------
(State or Other Jurisdiction of                                 (IRS Employer
Incorporation or Organization)                               Identification No.)


       3455 Forbes Avenue at McKee Place, Pittsburgh, Pennsylvania 15213
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


Issuer's Telephone Number, Including Area Code:                   (412) 681-8400
                                                                  --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes         X             No
                     ------------          ------------

As of August 4, 2003, there were issued and outstanding 1,226,538 shares of the registrant's Common Stock.

Transitional Small Business Disclosure Format (check one):   Yes        No   X
                                                                 -----     -----

                             EUREKA FINANCIAL CORP.
                                      INDEX


                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART 1 - FINANCIAL INFORMATION

  Item 1.          Financial Statements

                   Consolidated Balance Sheet as of June 30, 2003
                   (Unaudited), and September 30, 2002                     3

                   Consolidated Statements of Income (Unaudited) for
                   the Three and Nine Months ended June 30, 2003
                   and 2002                                                4

                   Consolidated Statements of Cash Flows (Unaudited)
                   for the Nine Months ended June 30, 2003 and 2002        5

                   Notes to Consolidated Financial Statement (Unaudited)   6-7

  Item 2.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     8-11

  Item 3.          Controls and Procedures                                 12

PART II - OTHER INFORMATION

  Item 1.          Legal Proceedings                                       13

  Item 2.          Changes in Securities and Use of Proceeds               13

  Item 3.          Defaults Upon Senior Securities                         13

  Item 4.          Submission of Matters to a Vote of Security Holders     13

  Item 5.          Other Information                                       13

  Item 6.          Exhibits and Reports on Form 8-K                        13

Signatures

CONSOLIDATED BALANCE SHEET
EUREKA FINANCIAL CORP.

                                                                          JUNE 30,            SEPTEMBER 30,
                                                                            2003                  2002
                                                                         -----------          -------------
ASSETS                                                                   (UNAUDITED)
  Cash and due from banks                                                $   439,042          $   720,601
  Interest-bearing deposits in banks                                      12,138,295            7,927,834
  Securities available-for-sale                                            9,390,150            8,454,099
  Securities held-to-maturity
    (Market values of $5,750,156 and
    $5,541,372 respectively)                                               5,379,590            5,144,112
  Mortgage-backed securities, available-for-sale                           1,653,392            2,583,390
  Federal Home Loan Bank stock, at cost                                      313,200              382,900
  Loans receivable, net                                                   50,238,017           52,142,231
  Premises and equipment, net                                              1,151,753            1,207,622
  Other assets                                                               769,036              703,166
                                                                         -----------          -----------

  TOTAL ASSETS                                                           $81,472,475          $79,265,955
                                                                         ===========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities
    Deposit accounts
      Non-interest bearing                                               $ 1,731,195          $ 1,466,297
      Interest bearing                                                    57,592,645           55,942,741
                                                                         -----------          -----------
        Total deposit accounts                                            59,323,840           57,409,038

    Advances from borrowers for taxes & insurance                            348,798              297,678
    Other liabilities                                                      1,172,635            1,256,555
    FHLB advances                                                          1,000,000            1,000,000
    Guarantee of employee stock ownership plan (ESOP) debt                    56,745              161,802
                                                                         -----------          -----------
        Total liabilities                                                 61,902,018           60,125,073

  Stockholders' Equity
    Common Stock ($0.10 par value)
       4,000,000 shares authorized, 1,377,810 shares issued,
       1,240,983 and 1,239,318 shares outstanding as of June 30,
       2003 and September 30, 2002, respectively.                            137,781              137,781
    Additional paid-in-capital                                             6,192,573            6,037,703
    Retained earnings-substantially rstricted                             13,112,126           12,891,928
    Unearned employee stock ownership plan
       (ESOP) shares                                                         (56,745)            (161,802)
    Unearned compensation-restricted stock plan                              (78,796)            (107,294)
    Accumulated other comprehensive income net of
       applicable income taxes of $803,042 and
       $851,378, respectively.                                             1,558,847            1,652,676
    Treasury stock (136,827 and 138,492 shares at cost)                   (1,295,329)
                                                                                               (1,310,110)
                                                                         -----------          -----------
        Total stockholders' equity                                        19,570,457           19,140,882

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $81,472,475          $79,265,955
                                                                         ===========          ============

CONSOLIDATED STATEMENTS OF INCOME
EUREKA FINANCIAL CORP.

                                                        THREE MONTHS ENDED JUNE 30,            NINE MONTHS ENDED JUNE 30,
                                                               (UNAUDITED)                            (UNAUDITED)
                                                         2003                2002               2003                2002
                                                        -------            -------             ------              ------
Interest Income
    Loans                                               $  890,469       $  947,159             $2,742,268       $2,875,253
    Investment securities                                  219,319          182,534                663,307          551,332
    Mortgage-backed securities                              30,018           49,137                103,528          164,398
                                                        ----------       ----------             ----------       ----------

    Total interest income                                1,139,806        1,178,830              3,509,103        3,590,983

Interest Expense
    Deposits                                               393,090          443,030              1,216,322        1,428,226
    FHLB advances                                           14,054           14,054                 42,163           42,163
    Other                                                    1,004            2,295                  4,465            9,096
                                                        ----------       ----------             ----------       ----------
    Total interest expense                                 408,148          459,379              1,262,950        1,479,485
                                                        ----------       ----------             ----------       ----------
Net Interest Income                                        731,658          719,451              2,246,153        2,111,498

Provision for Loan Losses                                        0           14,000                      0           45,000
                                                        ----------       ----------             ----------       ----------
Net Interest Income after
  Provision for Loan Losses                                731,658          705,451              2,246,153        2,066,498

Other Income                                                25,591           22,850                 80,189           70,936

Other Expenses
  Salaries and benefits                                    293,291          233,426                832,750          669,118
  Occupancy expense                                         57,085           52,296                158,747          148,772
  Computer expense                                          27,484           27,610                 81,026           70,597
  Legal and accounting                                      33,102           26,136                121,205           90,693
  ESOP Contribution                                         73,569           28,496                155,789          125,541
  Other                                                     69,556           87,265                221,114          227,304
                                                        ----------       ----------             ----------       ----------
  Total other expenses                                     554,087          455,229              1,570,631        1,332,025
                                                        ----------       ----------             ----------       ----------
Income Before Income Taxes                                 203,162          273,072                755,711          805,409

Provision for Income Taxes                                  31,474           57,053                145,301          182,929
                                                        ----------       ----------             ----------       ----------
Net Income                                              $  171,688       $  216,019             $  610,410       $  622,480
                                                        ==========       ==========             ==========       ==========

Basic Earnings Per Share                                $     0.14       $     0.18             $     0.50       $     0.51
                                                        ==========       ==========             ==========       ==========
Diluted Earnings Per Share                              $     0.13       $     0.17             $     0.48       $     0.49
                                                        ==========       ==========             ==========       ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS
EUREKA FINANCIAL CORP.

                                                                        NINE MONTHS ENDED JUNE 30,
                                                                                (UNAUDITED)
                                                                          2003                 2002
                                                                       ---------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $    610,410           $   622,480
Adjustments to reconcile net cash from operating activities:
    Unearned ESOP shares                                                259,927               123,272
    Compensation expense related to RSOP                                 28,498                66,954
    Depreciation                                                         74,797                78,405
    Provision for loan loss                                                   0                45,000
    Net accretion/amortization of discounts and premiums on
     mortgage-backed and investment securities                          (51,427)              (29,990)
    Unamortized loan fees and costs                                     (34,864)              (38,412)
Increase/(decrease) in cash due to changes
 in assets and liabilities:
    Other assets                                                        (65,870)             (180,528)
    Other liabilities                                                   (35,584)              144,864
                                                                   ------------           -----------
  Net Cash from Operating Activities                                    785,887               832,045

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and redemption of securities
   held-to-maturity                                                   1,015,000             2,245,000
  Net proceeds from (purchase of) FHLB stock                             69,700               (69,600)
  Purchase of securities held-to-maturity                            (1,250,000)           (1,000,000)
  Purchase of securities available-for-sale                            (990,000)                    0
  Net loans repaid by (made to) customers                               411,144            (4,915,775)
  Net commercial leases repaid (originated)                           1,527,936              (915,287)
  Net paydowns in mortgage-backed securities                            892,729               851,449
  Premises and equipment expenditures                                   (18,928)              (22,851)
                                                                   ------------           -----------
  Net Cash Used by Investing Activities                               1,657,581            (3,827,064)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposit accounts                         1,914,802             2,728,110
  Net increase (decrease) in advances from borrowers for
   taxes and insurance                                                   51,120                38,069
  Repayment of ESOP loan                                              (105,057)               (79,877)
  Reissuance of treasury stock                                           14,781                     0
  Payment of dividends                                                (390,212)              (304,974)
                                                                   ------------           -----------
  Net Cash from Financing Activities                                  1,485,434             2,381,328
                                                                   ------------           -----------
Net Change in Cash and Cash Equivalents                               3,928,902              (613,691)

Cash and Cash Equivalents at Beginning of Period                      8,648,435             7,111,653
                                                                   ------------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 12,577,337           $ 6,497,962
                                                                   ============           ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE
 Cash paid during the period for:
      Interest on deposits and borrowings                          $  1,279,073           $ 1,502,828
                                                                   ============           ===========
      Income taxes                                                 $    188,967           $   121,275
                                                                   ============           ===========

                             EUREKA FINANCIAL CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended June 30, 2003, are not necessarily indicative of the results to be expected for the year ended September 30, 2003 or any other interim period. The interim financial statements and the following discussion should be read in conjunction with the financial statements and footnotes thereto included in Eureka Bank's (the "Bank") Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002.

Prior  period   accounts  were   reclassified   to  conform  to  current  period
classifications.

NOTE B - COMPREHENSIVE INCOME

For the three months ended June 30, 2003 and 2002,  comprehensive income totaled
$113,456  and   $251,349,   respectively.   For  the  nine  months  then  ended,
comprehensive income totaled $516,581 and $589,039, respectively.

NOTE C -AVAILABLE FOR SALE SECURITIES

The securities available for sale consisted of the following:

                                          June 30, 2003
                                          -------------

                                          Gross          Gross
                       Amortized        Unrealized     Unrealized       Market
                         Cost             Gains         Losses           Value
                       ---------        ----------     ----------       --------

FHLMC preferred
 Stock                 $7,087,627        $  206,623       $(43,750)    $7,250,500

FHLMC voting
 common Stock              41,266         2,098,384            --       2,139,650
                       ----------        ----------       ---------    ----------
  Totals:              $7,128,893        $2,305,007       $(43,750)    $9,390,150
                       ==========        ==========       ========     ==========

The mortgage-backed securities available for sale consisted of the following:

                                          June 30, 2003
                                          -------------

                                         Gross          Gross
                     Amortized        Unrealized     Unrealized       Market
                       Cost             Gains          Losses         Value
                     ---------        ----------     ----------     -----------
GNMA certificates   $    3,104          $    124       $ --         $    3,228

FHLMC certificates     265,668            23,077         --            288,745

FNMA certificates    1,283,989            77,430         --          1,361,419
                    ----------          --------       -----        ----------
 Totals:            $1,552,761          $100,631       $ --         $1,653,392
                    ==========          ========       =====        ==========


NOTE D - EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Weighted average shares outstanding for the three and nine month periods ended June 30, 2003 were 1,231,636 and 1,227,311, respectively, and for the three and nine month periods ended June 30, 2002 were 1,220,213 and 1,217,503, respectively. For the periods ended June 30, 2003 and 2002, such shares do not include 5,675 and 17,833 shares, respectively, of Company Common Stock purchased and held by Eureka Bank's employee stock ownership plan ("ESOP") that were unallocated during those periods in accordance with SOP 93-6 "Employers Accounting for Employee Stock Ownership Plans" and SFAS 128 "Earnings Per Share".

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the ability to control costs and expenses, and general economic conditions. Eureka Financial Corporation undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

CHANGES IN FINANCIAL CONDITION

     At June 30, 2003, the Company's assets increased $2,206,000 to $81,472,000 from $79,266,000 at September 30, 2002. At June 30, 2003, interest-bearing deposits in banks increased by $4,210,000 from the comparable classification at September 30, 2002. Also, at June 30, 2003, cash and due from banks decreased $282,000, mortgage-backed securities decreased by $930,000, FHLB stock decreased $70,000 and loans receivable, net decreased $1,904,000, from the comparable classifications at September 30, 2002. These decreases at June 30, 2003, were partially offset by an increase of $236,000 in securities held to maturity and an increase of $936,000 in securities available-for-sale since September 30, 2002, as cash in banks and loan payments were used to fund the investment portfolio growth.

     At June 30, 2003, the Company's total liabilities increased by a total of $1,777,000 from September 30, 2002. This increase was primarily attributed to a $1,915,000 growth in deposit accounts which was partially offset by a $105,000 decrease in the ESOP debt.

     At June 30, 2003, stockholders' equity increased $429,000 to $19,570,000 from $19,141,000 at September 30, 2002. The increase was primarily reflected by an increase of $220,000 in retained earnings, an increase of $155,000 in additional paid in capital and a decrease of $105,000 in the unearned ESOP shares. There was also a decrease of $94,000 in accumulated other comprehensive income resulting from the fluctuation in market value of the Bank's investment in available for sale securities and mortgage-backed securities. Because of interest rate volatility, accumulated other comprehensive income and stockholders' equity could materially fluctuate for each interim period and year-end period. See Note C to the consolidated financial statements. Although the increase in net income increased retained earnings by $172,000, this increase was offset by dividends paid to stockholders in the amount of $89,000.

RESULTS OF OPERATIONS

NET INCOME. Net income decreased $44,000 to $172,000 for the three months and $12,000 to $610,000 for the nine months ended June 30, 2003, from $216,000 and $622,000, respectively, for the comparable 2002 periods. The decrease in net income for the three and nine month periods was primarily attributable to increases in other expenses partially offset by decreases in the provision for loan losses and decreases in interest expense over the comparable three and nine month periods.

NET INTEREST INCOME. Net interest income increased $13,000 to $732,000 for the three months and $135,000 to $2,246,000 for the nine months ended June 30, 2003, from $719,000 and $2,111,000, respectively, for the comparable 2002 periods. Higher net interest income was primarily due to decreases in interest expense over the comparable 2002 periods.

INTEREST INCOME. Total interest income decreased $39,000 to $1,140,000 for the three months and $82,000 to $3,509,000 for the nine months ended June 30, 2003 as compared to $1,179,000 and $3,591,000, respectively, for the comparable 2002 periods. The decline in total interest income was primarily due to a decline in the average yield on interest-earning assets even though the average balance on interest-earning assets increased. See "Average Balance Sheets" on page 10.

INTEREST EXPENSE. Total interest expense decreased $51,000 to $408,000 for the three months and $216,000 to $1,263,000 for the nine months ended June 30, 2003, from $459,000 and $1,479,000, respectively, for the comparable 2002 periods. The decrease in total interest expense was primarily related to a reduction in the average cost of funds despite an increase in the average balance on deposits. See "Average Balance Sheets" on page 10.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three months and nine months ended June 30, 2003, was $0 and $0 respectively, compared to $14,000 and $45,000, respectively, for the comparable 2002 periods. Management regularly performs an analysis to identify the inherent risks of loss in its loan portfolio. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other information available at such time. However, there is no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amounts.

OTHER EXPENSE. Total non-interest expense increased by $99,000 to $554,000 for the three months and $239,000 to $1,571,000 for the nine months ended June 30, 2003, from $455,000 and $1,332,000, respectively, for the comparable 2002 periods. ESOP contribution expense increased $46,000 to $74,000 for the three months and $30,000 to $156,000 for the nine months ended June 30, 2003, from $28,000 and $126,000, respectively, for the comparable 2002 periods due to an accelerated repayment plan as well as a higher market value of the stock. Salaries and benefits increased $60,000 for the three months and $164,000 for the nine months ended June 30, 2003, due to contributions to the pension plan and expenses related to normal salary increases and increased expenses associated with benefit plans. Legal and accounting expenses increased $7,000 to $33,000 for the three months and $30,000 to $121,000 for the nine months ended June 30, 2003, from $26,000 and $91,000 for the comparable 2002 periods. These increases can be attributed primarily to the costs associated with the mid-tier holding company reorganization.

EUREKA FINANCIAL CORP.
AVERAGE BALANCE SHEETS
JUNE 30, 2003 AND 2002

                                                                         For the Three Months Ended June 30,
                                                              ------------------------------------------------------------
                                   At June 30, 2003                     2003                            2002
                                 ---------------------        ---------------------------   ------------------------------
                                               Actual                             Average                         Average
                                 Actual        Yield/         Average              Yield/   Average                Yield/
                                Balance        Cost           Balance   Interest   Cost     Balance    Interest    Cost
                                -------       ------          -------   --------  -------   -------    --------   -------
                                                                                   (Dollars in thousands)
Interest-earning assets:
Loans receivable                $50,238        6.71%          $51,508   $  890     6.91%    $53,225     $  947     7.12%
Investments securities           28,874        3.54%           27,168      250     3.68%     21,246        232     4.37%
                                -------                       -------   ------              -------     ------
     Total interest-earning
       assets                    79,112        5.55%           78,676    1,140     5.80%     74,471      1,179     6.33%
Non-interest earning assets       2,360                         2,063   ------                2,178     ------
                                -------                       -------                       -------
        Total Assets            $81,472                       $80,739                       $76,649
                                =======                       =======                       =======
Interest-bearing liabilities:
  Interest-bearing deposits:
     NOW accounts               $ 3,726        1.51%          $ 4,091       15     1.47%    $ 5,306         19     1.43%
     Passbook and club accts     19,353        2.02%           19,244       96     2.00%     17,657        100     2.27%
     IRA accounts                 2,539        4.33%            2,532       27     4.27%      2,117         29     5.48%
     Certificates of deposit     31,975        3.29%           30,897      255     3.30%     29,469        296     4.02%
     Other liabilities            1,057        5.45%            1,083       15     5.54%      1,187         16     5.39%
                                -------                       -------   ------              -------     ------
        Total interest-bearing
           liab.                 58,650        2.84%           57,847      408     2.82%     55,736        460     3.30%
Non-interest-bearing              3,252                         3,428   ------                1,962     ------
  liabilities                   -------                       -------                       -------
        Total Liabilities        61,902                        61,275                        57,698
Retained earnings                19,570                        19,464                        18,951
                                -------                       -------                       -------
        Total Liabilities and
           Retained Earnings    $81,472                       $80,739                       $76,649
                                =======                       =======                       =======
Net interest income                                                     $  732                          $  719
                                                                        ======                          ======
Interest rate spread                                                               2.97%                           3.03%
                                                                                 ======                          ======
Net yield on interest-
 earning assets                                                                    3.72%                           3.86%
                                                                                 ======                          ======
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                                                    136.01%                         133.61%
                                                                                 ======                          ======
                                                 For the Nine Months Ended June 30,
                                      -----------------------------------------------------------
                                                  2003                        2002
                                      -----------------------------  ----------------------------
                                                            Average                      Average
                                      Average               Yield/   Average              Yield/
                                      Balance    Interest   Cost     Balance   Interest    Cost
                                      -------    --------            -------   --------  --------
Interest-earning assets:
Loans receivable                      $52,103     $2,742     7.02%   $52,197    $2,875    7.34%
Investments securities                 25,451        767     4.02%    21,827       716    4.37%
                                      -------     ------             -------    ------
     Total interest-earning
       assets                          77,554      3,509     6.03%    74,024     3,591    6.47%
Non-interest earning assets             2,099     ------               2,124    ------
                                      -------                        -------
        Total Assets                  $79,653                        $76,148
                                      =======                        =======
Interest-bearing liabilities:
  Interest-bearing deposits:
     NOW accounts                     $ 4,394         49     1.49%   $ 5,005        54    1.44%
     Passbook and club accts           18,544        281     2.02%    17,356       304    2.34%
     IRA accounts                       2,433         84     4.60%     2,032        83    5.45%
     Certificates of deposit           30,171        802     3.54%    29,784       988    4.42%
     Other liabilities                  1,126         47     5.57%     1,213        51    5.61%
                                      -------     ------             -------    ------
        Total interest-bearing
           liab.                       56,668      1,263     2.97%    55,390     1,480    3.56%
Non-interest-bearing                    3,626     ------               1,936    ------
  liabilities                         -------                        -------
        Total Liabilities              60,294                         57,326
Retained earnings                      19,359                         18,822
                                      -------                        -------
        Total Liabilities and
           Retained Earnings          $79,653                        $76,148
                                      =======                        =======
Net interest income                              $2,246                         $2,111
                                                 ======                         ======
Interest rate spread                                         3.06%                        2.91%
                                                           ======                       ======
Net yield on interest-
 earning assets                                              5.79%                        3.80%
                                                           ======                       ======
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                              136.86%                      133.64%
                                                           ======                       ======

EUREKA FINANCIAL CORP.
RATE VOLUME
JUNE 30, 2003 AND 2002

                                                    Three-month period ended June 30,
                                                             2003 vs 2002
                                                          Increase (Decrease)
                                                               Due to
                                                 Volume    Rate    Rate/Volume   Total
                                                 ------    ----    -----------   -----
                                                                (In thousands)
Interest Income:
Loans receivable                                 $  (31)   $ (27)    $   1       $(57)
Investment securities                                65      (37)      (10)        18
                                                 ------------------------------------
     Total interest-earning assets                   34      (64)       (9)       (39)
                                                 ------------------------------------

Interest Expense:
NOW accounts                                         (4)       0         0         (4)
Passbook & club accounts                              9      (12)       (1)        (4)
Money market accounts                                 5       (6)       (1)        (2)
Certificates of deposit                              14      (52)       (3)       (41)
Other liabilities                                    (1)       0         0         (1)
                                                 ------------------------------------
     Total interest-bearing liabilities              23      (70)       (5)       (52)
                                                 ------------------------------------

Net change in interest income                    $   11    $   6        (4)      $ 13
                                                 ====================================

                                                    Nine-month period ended June 30,
                                                            2003 vs 2002
                                                         Increase (Decrease)
                                                              Due to
                                                Volume      Rate      Rate/Volume  Total
                                                ------      ----      -----------  -----
                                                                  (In thousands)
Interest Income:
Loans receivable                                $  (5)     $(126)      $ (2)       $(133)
Investment securities                             119        (58)       (10)          51
                                                ----------------------------------------
     Total interest-earning assets                114       (184)       (12)         (82)
                                                ----------------------------------------

Interest Expense:
NOW accounts                                       (7)         2          0           (5)
Passbook & club accounts                           21        (42)        (2)         (23)
Money market accounts                              17        (13)        (3)           1
Certificates of deposit                            13       (196)        (3)        (186)
Other liabilities                                  (4)         0          0           (4)
                                                ----------------------------------------
     Total interest-bearing liabilities            40       (249)        (8)        (217)
                                                ----------------------------------------

Net change in interest income                   $  74      $  65       $ (4)       $ 135
                                                ========================================


THE COMPANY EXCEEDED ALL OF ITS CAPITAL REQUIREMENTS AT JUNE 30, 2003.

THE COMPANY HAD THE  FOLLOWING CAPITAL RATIOS AT JUNE 30, 2003:

                                                                           FOR CAPITAL                CATEGORIZED AS
                                               ACTUAL                   ADEQUACY PURPOSES            "WELLCAPITALIZED"
                                               ------                   -----------------            -----------------
                                        AMOUNT          RATIO          AMOUNT         RATIO         AMOUNT       RATIO
                                        ---------------------          --------------------         ------------------
AS OF JUNE 30, 2003:
Total Capital
   (To risk weighted
     assets)                            $19,485         40.96%         $3,806         8.00%        $4,757        10.00%
Tier I Capital
   (To risk weighted
     assets)                            $17,983         37.80%         $1,903         4.00%        $2,854         6.00%

Tier I Capital
  (To total assets)                     $17,983         22.77%         $2,370         3.00%        $3,949         5.00%

Tangible Capital
   (To total assets)                    $17,983         22.77%         $1,185         1.50%        $3,949         5.00%


CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation
    ------------------------------------------------
as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in  internal  controls.  There were no  significant  changes in the
     ------------------------------
Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II           OTHER INFORMATION
-------           -----------------

Item 1.  Legal Proceedings

          From time to time, the Company may be a party to various legal proceedings incident to its business. At June 30, 2003, there were no legal proceedings to which the Company was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities

          Not Applicable

Item 3.  Defaults Upon Senior Securities

          Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

          Not Applicable

Item 5.  Other Information

          On June 19, 2003, the Board of Directors of Eureka Financial Corp. approved a resolution authorizing a stock repurchase of 15,000 shares of common stock. The trade was consummated on July 25, 2003 and reduced the outstanding public shares of Eureka Financial Corp. down to 496,299.

Item 6.  Exhibits and Reports on Form 8-K


          (a) Exhibits

               3(i)  Articles of Incorporation*
               3(ii) Bylaws*
              10(i) Eureka Financial Corp. 1999 Stock Option Plan ** 10(ii) Eureka Bank 1999 Restricted Stock Plan **
              31     Section 302 Certifications
              32     Section 906 Certification

               (1) Reports on Form 8-K

                    (i) A Form 8-K was filed on May 1, 2003 pursuant to items 7 and 12 announcing earnings for the quarter ended March 31, 2003.

                    (ii) A Form 8-K was filed on July 30, 2003 pursuant to items
                         7 and 12 announcing earnings for the quarter ended June 30, 2003.
               ______________
               *    Incorporated  by  reference  to  the  identically   numbered
                    Exhibit on Form 8-K12G3 filed on April 1, 2003
               ** Incorporated by reference from Registration Statement on Form S-8 filed June 24, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EUREKA FINANCIAL CORP.



Date:    August 8, 2003               By: /s/ Edward F. Seserko
                                           -------------------------------------
                                           Edward F. Seserko
                                           President and Chief Executive Officer




Date:  August 8, 2003                 By: /s/ Gary B. Pepper
                                           -------------------------------------
                                           Gary B. Pepper
                                           Executive Vice President and Chief
                                           Financial Officer