Form 10KSB
period 2003-09-30
EUREKA FINANCIAL CORP
filed 2003-12-24
CIK 1224549

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended   September 30, 2003
                                 ------------------

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to             .
                                    ------------    ------------

                         Commission File Number: 0-50234
                                                 -------

                             Eureka Financial Corp.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

United States                                                  75-3098403
-------------------------------                                -----------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

3455 Forbes Avenue at McKee Place, Pittsburgh, Pennsylvania       15213
-----------------------------------------------------------       -----
(Address of Principal Executive Offices)                       (Zip Code)

Issuer's Telephone Number, Including Area Code:               (412) 681-8400
                                                              --------------

Securities registered under to Section 12(b) of the Exchange Act:   None
                                                                  -------

Securities registered under to Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.10 per share
                    ---------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO    .
    ---     ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $4.70 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on December 9, 2003 was $9.39 million (323,957 shares at $29.00 per share).

         As of December 5, 2003, there were outstanding 1,226,538 shares of the registrant's Common Stock.

         Transition Small Business Disclosure Format (check one):  YES    NO  X
                                                                      ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2003. (Part II)
2.   Portions  of  the  Proxy   Statement   for  the  2004  Annual   Meeting  of
     Stockholders. (Part III)

                                     PART I

         Eureka Financial Corp. (the "Company") may from time to time make written or oral "forward- looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

         The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Business
-------  --------

General

         Effective April 1, 2003, Eureka Bank completed its reorganization and formed the Company as a stock holding company parent of Eureka Bank. The former holders of the common stock of the Bank became stockholders of the Company and each outstanding share of common stock of the Bank was converted into shares of common stock of the Company on a one-for-one basis. The Company is majority owned by Eureka Bancorp, MHC (the "MHC"). The MHC is owned and controlled by the Bank's depositors and conducts no significant business of its own other than holding a majority of the Company's common stock.

         The Company's business is conducted primarily through its wholly-owned subsidiary, Eureka Bank (the "Bank"). References to the Company or Registrant generally refer to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

         The Bank was founded in 1886 and primarily serves the Oakland section of Pittsburgh, Pennsylvania. The Bank is a community and customer oriented federal stock savings bank and provides financial services primarily to individuals, families and small businesses. The Bank's business consists of accepting deposits from customers and investing those funds, primarily in residential loans and commercial equipment leases. To a lesser extent, the Bank also originates commercial real estate and consumer loans. At September 30, 2003, the Registrant had assets of $83.3 million, deposits of $61.8 million and stockholders equity of $19.1 million, and a dividend pay-out ratio of 60.85%.

Competition

         The competition for deposits comes from other insured financial institutions such as commercial banks, thrift (including savings banks) institutions, credit unions, and multi-state regional banks in the Company's market area. Competition for funds also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. The Company competes for deposits by offering members competitive interest rates and a high level of personal service.

Lending Activities

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated:

                                                               At September 30,
                                                   ------------------------------------------
                                                        2003                    2002
                                                   ------------------     -------------------
                                                            Percentage              Percentage
                                                   Amount    of Total     Amount     of Total
                                                   ------    --------     ------     --------
                                                           (Dollars in Thousands)
Type of Loans:
Real Estate:
  1-4 family..................................... $24,050       41.70%   $24,612        44.90%
  Multi-family...................................  11,017       19.10     10,998        20.07
Commercial equipment leases......................   7,745       13.43      8,286        15.12
Commercial real estate loans.....................   7,623       13.22      4,527         8.26
Commercial lines of credit.......................   5,211        9.04      4,446         8.11
Consumer loans:
  Home equity and second mortgage loans
      and lines of credit........................   1,484        2.57      1,365         2.49
  Share loans and other loans....................     543        0.94        576         1.05
                                                  -------       -----    -------        -----
    Total loans..................................  57,673      100.00%    54,810       100.00%
                                                               ======                  ======
Less:
  Loans in process and unused lines of credit....   3,814                  2,105
  Allowance for loan losses......................     489                    485
  Deferred loan origination fees and costs.......      82                     79
                                                  -------                -------
     Total loans, net............................ $53,288                $52,141
                                                  =======                =======

Loan Maturity Tables

         The following table sets forth the estimated maturity of the Company's loan portfolio at September 30, 2003. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities.

                                                                  Commercial
                                                                 Real Estate,
                                  1-4 Family       Multi-          Leasing,       Home Equity
                                 Real Estate       Family        and Lines of      and Second       Other
                                 Residential     Real Estate        Credit         Mortgages      Consumer           Total
                                 -----------     -----------        ------         ---------      --------           -----
                                                               (In Thousands)
Amounts due:
  Within 1 year...............   $   416         $ 1,829          $ 6,286           $  540           $357           $9,428
  After 1 year:
    1 to 3 years..............        --             464            3,368               73             21            3,926
    3 to 5 years..............       671              75            4,193              243            157            5,339
    5 to 10 years.............     3,395           2,872            2,542              626              8            9,443
    10 to 20 years............    13,409           4,707            2,223                2             --           20,341
    Over 20 years.............     6,159           1,070            1,967               --             --            9,196
                                 -------         -------          -------           ------           ----          -------
  Total due after 1 year......    23,634           9,188           14,293              944            186           48,245
                                 -------         -------          -------           ------           ----          -------
  Total amounts due...........   $24,050         $11,017          $20,579           $1,484           $543          $57,673
                                 =======         =======          =======           ======           ====          =======

         The following table sets forth the dollar amount at September 30, 2003 of all loans due after September 30, 2004, which have fixed interest rates and floating or adjustable interest rates.

                                                                     Floating or
                                                    Fixed Rates    Adjustable Rates       Total
                                                    -----------    ----------------       -----
                                                                    (In Thousands)
1 - 4 family....................................      $23,634            $   --         $23,634
Multi-family....................................        4,688             4,500           9,188
Commercial real estate, leasing, and lines
of credit.......................................       11,219             3,074          14,293
Home equity and second mortgages................          944                --             944
Other consumer..................................          186                --             186
                                                      -------            ------         -------
    Total.......................................      $40,671            $7,574         $48,245
                                                      =======            ======         =======

         One- to Four-Family Residential Loans. One of the Company's primary lending activities consists of the origination of one- to four-family fixed rate residential mortgage loans secured by property in the Company's primary market area. The Company generally originates one- to four-family fixed rate residential loans in amounts up to 80% of the lesser of the appraised value or purchase price. The Company also originates one- to two-family residential loans up to 95% of value on property located in its market area for first time home buyers and does not require private mortgage insurance on these loans. The Company retains all of its residential mortgage loans and originates these loans with maturities of up to 30 years. These loans include due-on-sale clauses, which gives the Company the right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property securing the mortgage loan without the Company's consent.

         The Company includes construction loans in this loan category, and at September 30, 2003, such loans approximated $615,000, or 2.6% of one- to four-family residential loans. The Company makes construction loans primarily for the construction of one- to four-family dwellings. Loans made to builders require the payment of interest at fixed rates during the construction period (generally, up to two years) and payment of the principal in full at the end of the construction period. Loans made to individual property owners are structured to provide both construction and permanent financing. The borrower pays interest only during the construction period (generally, up to six months).

         Construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project.

         Multi-Family Real Estate Loans. These loans are primarily secured by apartment houses, located in the Company's primary market area, to borrowers who have a long-term relationship with the Company. Loans secured by multi-family property may be originated in amounts up to 75% of the appraised value with either fixed or adjustable rates of interest. Fixed rate interest loans have maturities generally of up to 15 years, with principal and interest payments calculated on a 15 year amortization period. Adjustable rate loans typically have a 15 to 20 year amortization period, with a fixed rate of interest for the first five years, with repricing following every five years after that initial fixed period.

         Multi-family real estate lending entails significant additional risks compared to residential property lending. These loans typically involve large loan balances to single borrowers or groups of related borrowers. The repayment of these loans typically is dependent on the successful operation of the real estate project securing the loan. These risks can be significantly affected by adverse conditions in the economy.

         Commercial Equipment Leases. The Company purchases, through an unrelated party, commercial equipment leases. The loans generally have a two to seven year amortization period and the balances on such loans range between $25,000 to $1,000,000. The commercial equipment leases are originated by one leasing corporation that services the loans and remits payments from the borrowers to the Company. The leases are collateralized by the equipment and/or real estate, and some are personally guaranteed by the lessor. The Company has a first lien on the equipment securing the loans. These leases are primarily made to tool and die companies, hospitals, universities, machine tool shops and schools. These leases generally have a higher loan-to-value ratio than residential mortgages and repayment is typically dependent upon the success of the business.

         Leasing provide benefits to the Company's asset/liability management program by reducing the Company's exposure to interest rate changes, due to their generally shorter terms, and produces higher yields. Such leases, however, may entail significant additional credit risks compared to owner-occupied residential mortgage lending. However, the Company believes that the higher yields and shorter terms compensate the Company for the increased credit risk associated with such leases.

         Commercial Real Estate and Commercial Lines of Credit. Commercial real estate loans are generally secured by mixed-use buildings (business and residential buildings) and small businesses. The Company generally originates such loans in amounts up to 70% of the lower of appraised value or purchase price. Commercial lines of credit loans are made to local businesses and professionals. Many of these lines of credit loans are secured by real estate property.

         Commercial real estate and commercial lines of credit loans generally are deemed to entail significantly greater risk when compared with one- to four-family residential lending. The repayment of commercial loans typically is dependent on the successful operations and income stream of the business and the borrower. Such risks can be significantly affected by economic conditions.

         Loan Approval Authority and Underwriting. The Company has established various lending limits for its officers. The President has the authority to approve all commercial, real estate and leasing loans of up to $150,000. The loan committee or board of directors ratifies all loans made by the President. The loan committee, which consists of the President and two directors, has the authority to approve all loans up to $300,000. All loans in excess of $300,000 are approved by the Board of Directors.

         Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal from a licensed fee appraiser of the real estate intended to be used as security for the proposed loan is obtained. For construction/permanent loans, funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion in accordance with the results of inspection reports that are based upon physical inspection of the construction by an employee of the Company. The Company requires title insurance for all loans. Prior to the closing of the loan, borrowers must also obtain fire and casualty insurance and, if property is located in a flood zone, flood insurance is also required.

         Loan Commitments. The Company issues written commitments to prospective borrowers on all approved mortgage loans that generally expire within 60 days of the date of issuance. No loan commitment fees are charged. At September 30, 2003, the Company had $6.8 million of outstanding loan and lease commitments.

Non-Performing and Problem Assets

         Loan Delinquencies. The Company's collection procedures provide that when a mortgage loan is 30 days past due, a delinquent notice is sent to the borrower and a late charge is imposed in accordance with the mortgage. If payment is still delinquent after approximately 60 days, the borrower will receive a second notice. After 90 days the borrower will receive a notice of default establishing a date by which the borrower must bring the account current or foreclosure proceedings will be instituted. Written notices are supplemented with telephone calls to the borrower. Late charges are also imposed in accordance with the mortgage. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, the account is turned over to an attorney for collection or foreclosure and the borrower is notified when foreclosure has been commenced.

         All loans past due 90 days or more as to principal or interest are placed on a non-accrual status. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans. As of the dates indicated, the Company had no loans categorized as troubled debt restructuring or impaired loans. Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $24,884.

                                                               At September 30,
                                                              ------------------
                                                                2003       2002
                                                              ------     ------
                                                             (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  1 - 4 family..............................................  $   --     $  108
  Multi-family..............................................      --         --
  Non-mortgage loans........................................     377        185
                                                              ------     ------
    Total non-accrual loans.................................     377        293
                                                              ------     ------
Accruing loans greater than 90 days past due: Mortgage loans:
    1 - 4 family............................................      --         --
    Multi-family............................................      --         --
    Non-mortgage loans......................................      --         --
                                                              ------     ------
Total accruing loans greater than 90 days past due..........      --         --
                                                              ------     ------
Total non-performing loans..................................     377        293
                                                              ------     ------
Real estate owned...........................................      --         --
                                                              ------     ------
Other non-performing assets.................................      --         --
                                                              ------     ------
Total non-performing assets.................................  $  377     $  293
                                                              ======     ======
Total non-performing loans to net loans.....................    0.71%      0.56%
                                                              ======     ======
Total non-performing loans to total assets..................    0.45%      0.37%
                                                              ======     ======
Total non-performing assets to total assets.................    0.45%      0.37%
                                                              ======     ======

         Classified Assets. Office of Thrift Supervision ("OTS") regulations provide for a classification system for problem assets of insured institutions. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of a potential weakness that does not currently warrant classification in one of the aforementioned categories.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

         The following table sets forth the Company's classified assets in accordance with the Company's classification system:


                                   At September 30, 2003
                                   ---------------------
                                       (In Thousands)

            Special Mention                 $  --
            Substandard                       396
            Doubtful                           50
            Loss                               --
                                            -----
                                            $ 446
                                            =====

         Allowances for Loan Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Company's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, any existing guarantees, past performance of the loan, available documentation for the loan, legal impediments to collection, financial condition of the borrower, and current economic conditions.

         Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

         The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated:

                                                                              Year Ended September 30,
                                                                              ------------------------
                                                                               2003              2002
                                                                            --------           --------
                                                                              (Dollars In Thousands)

Total loans outstanding...........................................          $ 54,597           $ 52,844
                                                                            ========           ========
Average loans outstanding.........................................            53,261             52,874
                                                                            ========           ========

Allowance balance (at beginning of period)........................          $    485           $    421
Provision:
  1 - 4 family....................................................                 6                  6
  Multi-family....................................................                 -                  8
  Consumer........................................................                 -                  -
  Commercial real estate, leasing and lines of credit.............                 4                 46
                                                                            --------           --------
                                                                                  10                 60
                                                                            --------           --------
Charge-offs:
  1 - 4 family....................................................                 7                 --
  Multi-family....................................................                --                 --
  Consumer........................................................                --                 --
  Commercial real estate, leasing, and lines of credit............                --                 --
                                                                            --------           --------
                                                                                   7                 --
                                                                            --------           --------
Recoveries:
  1 - 4 family....................................................                --                  4
  Multi-family....................................................                --                 --
  Consumer........................................................                --                 --
  Commercial real estate, leasing and lines of credit.............                --                 --
                                                                            --------           --------
                                                                                  --                  4
                                                                            --------           --------

Allowance balance (at end of period)..............................          $    488           $    485
                                                                            ========           ========
Allowance for loan losses as a percent of total loans
  outstanding.....................................................              0.89%              0.92%
                                                                            ========           ========
Ratio of net charge offs as a percent of average loans
outstanding.......................................................              0.01%              0.00%
                                                                            ========           ========

Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                                        At September 30,
                                                      ------------------------------------------------
                                                            2003                           2002
                                                      ---------------------    -----------------------
                                                                 Percent of                Percent of
                                                                 Loans in                  Loans in
                                                                   Each                      Each
                                                                 Category                  Category
                                                                 to Total                  to Total
                                                      Amount       Loans       Amount        Loans
                                                      ------       -----       ------        -----
                                                                 (Dollars in Thousands)
Types of Loans
Real Estate:
   1 - 4 family..................................     $   98       41.70%    $     99        44.90%
   Multi-family..................................        106       19.10          106        20.07
Commercial real estate, leasing, and
   lines of credit...............................        282       35.69          278        31.49
Consumer.........................................          2        3.51            2         3.54
                                                      ------      ------     --------       ------
      Total......................................     $  488      100.00%    $    485       100.00%
                                                      ======      ======     ========       ======

Investment Activities and Mortgage-Backed Securities

         The Company is required under federal regulations to maintain a sufficient amount of liquid assets which may be invested in specified short-term securities and certain other investments. However, the OTS does not prescribe to a minimum amount or a percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

         Current regulatory and accounting guidelines regarding investment securities require the Company to categorize securities as "held to maturity," "available for sale" or "trading." As of September 30, 2003, Company had securities classified as "held to maturity" and "available for sale" in the amount of $5.6 million and $13.2 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2003, the Company's securities available for sale had an amortized cost of $11.4 million and market value of $13.2 million.

         At September 30, 2003, the Company investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, commercial paper and mortgage derivative products. The Board of Directors may authorize additional investments.

         As a source of liquidity and to supplement the Company's lending activities, the Company has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like the Company. The quasi-governmental agencies which include GinnieMae, FreddieMac, and FannieMae, guarantee the payment of principal and interest to investors.

         The Company's securities available for sale and investment securities held to maturity portfolios at September 30, 2003 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Company's equity, excluding those issued by the United States Government or its agencies.


Investment Activities

         Investment and Mortgage-Backed Securities Portfolio. The following table sets forth the carrying value of the Company's investment securities portfolio and mortgage-backed securities portfolio at the dates indicated.


                                                             At September 30,
                                                             ----------------
                                                               2003      2002
                                                            -------   -------
                                                              (In Thousands)
Securities held to maturity:
  U.S. government securities and federal agencies......     $ 2,750   $ 2,250
  Municipal bonds......................................       2,880     2,894
                                                            -------   -------
    Total securities held-to-maturity..................       5,630     5,144
                                                            -------   -------
Securities available for sale:
  Fannie Mae Preferred Stock...........................       1,350        --
  FreddieMac preferred stock...........................       8,321     6,098
  FreddieMac voting common stock.......................       2,206     2,356
  Mortgage-backed securities...........................       1,365     2,583
                                                            -------   -------
    Total securities available for sale................      13,242    11,037
                                                            -------   -------
  FHLB stock, at cost..................................         333       383
                                                            -------   -------
    Total .............................................     $19,205   $16,564
                                                            =======   =======

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Company's securities portfolio at September 30, 2003. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments or the Company's investment in FHLB stock.

                                                                                                                   Total
                               One Year or Less  One to Five Years  Five to Ten Years   More Than Ten Years Investment Securities(1)
                               ----------------  -----------------  -----------------   ------------------- ------------------------
                               Carrying  Average Carrying Average   Carrying Average    Carrying  Average   Carrying Average Market
                                 Value    Yield    Value   Yield      Value   Yield       Value    Yield      Value   Yield   Value
                                 -----    -----    -----   -----      -----   -----       -----    -----      -----   -----   -----
                                                                   (Dollars in Thousands)
U.S. government and
  federal agencies..........   $    -       --%   $   -       -%    $    -        -%    $ 2,750    6.05%   $ 2,750    6.05%  $ 2,751
Municipal bonds (2).........       35    10.93      329    6.13        650     7.28       1,866    7.03      2,880    7.03     3,040
Fannie Mae preferred
  stock (2).................       --       --       --      --         --       --       1,350    6.23      1,350    6.23     1,350
FreddieMac preferred
  stock (2).................       --       --       --      --         --       --       8,321    7.01      8,321    7.01     8,321
FreddieMac voting common
  stock (2)(3)..............       --       --       --      --         --       --       2,206      --      2,206      --     2,206
Mortgage-backed securities..       --       --      215    7.16        801     6.85         349    7.13      1,365    6.97     1,365
                               ------             -----             ------              -------            -------           -------
  Total.....................   $   35    10.93%   $ 544    6.54%    $1,451     7.04%    $16,842    6.76%   $18,872    6.79%  $19,033
                               ======    =====    =====    ====     ======     ====     =======    ====    =======    ====   =======

(1)  Table does not include FHLB stock.
(2)  Average yield is calculated on a tax effective basis of 34%.
(3) The cost basis of the Freddie Mac common stock is $41,266, resulting in an effective tax yield of 134.90%.

Sources of Funds

         General. Deposits are the major source of the Company's funds for lending and other investment purposes. The Company also derives funds from the
(1) amortization and prepayment of loans, (2) maturities and calls of securities, and (3) operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Company can also borrow funds from the FHLB of Pittsburgh.

         Deposits. Consumer and commercial deposits are attracted principally from within the Company's primary market areas through the offering of a selection of deposit instruments including passbook accounts, interest and non-interest checking accounts, and certificate of deposit accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 2003, the Company had no brokered deposits.


         Time Deposits. The following table indicates the amount of the Company's time deposits of $100,000 or more by time remaining until maturity as of September 30, 2003.


                      Maturity Period                           Time Deposits
                      ---------------                           -------------
                                                                (In Thousands)

Within three months........................................          $2,335
More than three through six months.........................           4,389
More than six through nine months..........................             678
Over nine months...........................................           3,716
                                                                    -------
         Total.............................................         $11,118
                                                                    =======

Borrowings

         The Company may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Company's stock in the FHLB of Pittsburgh and a portion of the Company's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.

Employees

         At September 30, 2003, the Company had 11 full-time and 3 part-time employees. None of the Company's employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Bank, the MHC and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

         General. The Company and the MHC are unitary savings and loan holding companies subject to regulatory oversight by the OTS. As such, the Company and the MHC are required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company, the MHC and any non-savings association subsidiaries, should such subsidiaries be formed, which authority also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         Under the Home Owner's Loan Act (the "HOLA") and OTS regulations, the Company and the MHC must obtain the prior approval of the OTS before they may acquire control of another savings association or savings and loan holding company or before acquiring another such association or holding company through merger. In addition, the Company and the MHC must file a notice, or in certain cases an application, with the OTS before engaging in nonbanking activities or acquiring nonbanking companies. The business activities of the Company, the MHC and their nonbanking subsidiaries are restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, certain activities authorized for savings and loan holding companies as of March 5, 1987, and nonbanking activities permissible for bank holding companies pursuant to the Bank Holding Company Act or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act.

         Recent Legislation to Curtail Corporate Accounting Irregularities. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

Regulation of the Bank

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         The OTS regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the risk-based system established by the FDIC for setting deposit insurance premiums, the 2003 insurance assessment rates for SAIF-member institutions range from 0% to .27% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%. The Bank currently qualifies for the lowest assessment rate under the risk- based assessment system and, accordingly, did not pay any deposit insurance assessments during the past fiscal year.

         In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The assessment rate for 2003 is approximately 0.0152% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At September 30, 2003, the Registrant's lending limit for loans to one borrower was approximately $2,560,000 and the Registrant had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At September 30, 2003, the Bank was in compliance with its regulatory capital requirements.

         For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets, except for certain mortgage servicing rights, and less certain investments. Core, or Tier 1, capital is defined as common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights and certain investments.

         The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of 8% of risk-weighted assets. Risk-based capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on equity securities. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At September 30, 2003, the Bank was classified as "well capitalized."

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association, such as the Bank, that is a subsidiary of a savings and loan holding company must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         The OTS may disapprove an application or notice if the proposed capital distribution would: (i) make the savings association undercapitalized, significantly undercapitalized, or critically undercapitalized; (ii) raise safety or soundness concerns; or (iii) violate a statue, regulation, or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS-approved application or notice. Further, a federal savings association, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments". Qualified thrift investments consist primarily of an institution's residential mortgage loans and other loans and investments relating to residential real estate and manufactured housing and also include student, credit card and small business loans, stock issued by a Federal Home Loan Bank, the FreddieMac and the FannieMae, and other enumerated assets. For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At September 30, 2003, the Bank was in compliance with its QTL requirement, with 94.08% of its assets invested in Qualified Thrift Investments.

         Federal  Home  Loan  Bank  System.  The Bank is a member of the FHLB of
Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations or 5% of the Bank's advances from the FHLB. At September 30, 2003, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2003, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Description of Property
-------  -----------------------

         (a) Properties. The Company operates from one office located at 3455 Forbes Avenue at McKee Place, Pittsburgh, Pennsylvania, which was acquired in 1956.

         (b) Investment Policies. See "Item 1. Business" above for a general description of the Company's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Company's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

                  (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Business - Lending Activities and - Regulation of the Company," and "Item 2. Description of Property."

                  (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities and - Regulation of the Company."

                  (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities and - Regulation of the Company."

         (c) Description of Real Estate and Operating Data. Not applicable.

Item 3.  Legal Proceedings
-------  -----------------

         There are various claims and lawsuits in which the Company is periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-------  --------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to stockholders for the fiscal year ended September 30, 2003 (the "Annual Report") is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
-------  ---------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-------  --------------------

         The   Company's   financial   statements   listed  under  Item  13  are
incorporated herein by reference.

Item  8.  Changes  in and  Disagreements  with  Accountants  On  Accounting  and
--------  ----------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

         Not applicable.

Item 8A.  Controls and Procedures
--------  -----------------------

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-KSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal control over financial reporting. During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
------- ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2003 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information." The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer. A copy of the Company's Code of Ethics will be furnished, without charge, to any person who requests such copy by writing to the Secretary, Eureka Financial Corp., 3455 Forbes Avenue at McKee Place, Pittsburgh, Pennsylvania, 15213.

Item 10.  Executive Compensation
--------  ----------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

          (a)  Security Ownership of Certain Beneficial Owners

          (b)  Security Ownership of Management

               The information required by items (a) and (b) is incorporated herein by reference to the Proxy Statement contained under the sections captioned "Principal Holders" and "Proposal I - Election of Directors."

          (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

          (d)  Securities  Authorized  for Issuance  Under  Equity  Compensation
               Plans

         Set forth below is information as of September 30, 2003 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.


                                            EQUITY COMPENSATION PLAN INFORMATION
                                                (a)                     (b)                 (c)
                                                                                           Number of securities
                                       Number of securities        Weighted-average        remaining available for
                                         to be issued upon        exercise price of         future issuance under
                                            exercise of              outstanding          equity compensation plans
                                       outstanding options,       options, warrants         (excluding securities
                                       warrants and rights           and rights           reflected in column (a))
                                       -------------------           ----------           ------------------------
Equity compensation plans
approved by shareholders:

2000 Stock Option Plan..............      52,822                        $8.50                      $ 9,715

Restricted Stock Plan...............       4,662                            -                        3,887

Equity compensation plans
not approved by
shareholders(1).....................         N/A                          N/A                          N/A
                                          ------                        -----                      -------
     TOTAL.........................       57,484                        $8.50                      $13,602
                                          ======                        =====                      =======

----------
(1)  Not applicable.

Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The information required by this item is incorporated herein by reference to the Proxy Statement contained under the section captioned "Certain Relationships and Related Transactions".

Item 13.  Exhibits, List, and Reports on Form 8-K
--------  ---------------------------------------

          (a) Listed below are all financial statements and exhibits filed as part of this report.

               1. The consolidated balance sheets of Eureka Financial Corp. as of September 30, 2003 and 2002 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the two year period ended September 30, 2003, together with the related notes and the independent auditors' report of Edwards Sauer & Owens, independent certified public accountants.

               2.   Schedules omitted as they are not applicable.

               3. The following exhibits are included in this Report or incorporated herein by reference:

                    (a) List of Exhibits:

                         3(i)   Federal Stock Charter*
                         3(ii)  Bylaws*
                         4(i)   Specimen Stock Certificate*
                        10      Employment Agreement**
                        10.1    Supplemental Retirement Plan**
                        10.2    2000 Stock Option Plan***
                        10.3    Restricted Stock Plan and Trust Agreement***
                        10.4    Incentive Compensation Plan****
                        13      Portions of Annual Report to Stockholders
                        31      Rule 13a-14(a) Certifications
                        32      Certification Pursuant to Section 906 of the
                                Sarbanes-Oxley Act of 2002

         ---------------------

          * Incorporated herein by reference to the Form 8-K12G3 filed with the Commission on April 1, 2003.
          ** Incorporated by reference to Exhibit 2(D) and 2(E), respectively, to the amended Form MHC-1 filed on November 4, 1999 and declared effective by the OTS on November 12, 1998.
          *** Incorporated by reference to the Proxy Statement for the Special Meeting of Stockholders on July 19, 1999 and filed with the OTS in definitive form on June 10, 1999.
          **** Incorporated by reference to the Form 10-KSB filed with the OTS on December 26, 2000.


         (b) A current report on Form 8-K was filed on July 30, 2003 pursuant to items 7 and 12 to report earnings for the quarter ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 24, 2003.

                                     EUREKA FINANCIAL CORP.



                                     By:   /s/Edward F. Seserko
                                           -------------------------------------
                                           Edward F. Seserko
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 24, 2003.


/s/Edward F. Seserko                             /s/Robert J. Malone
-------------------------------------            -------------------------------
Edward F. Seserko                                Robert J. Malone
President and Chief Executive Officer            Chairman of the Board
(Principal Executive Officer)

/s/Mark B. Devlin                                /s/Paul M. Matvey
-------------------------------------            -------------------------------
Mark B. Devlin                                   Paul M. Matvey
Director                                         Director

/s/William F. Ryan                               /s/Dennis P. McManus
-------------------------------------            -------------------------------
William F. Ryan                                  Dennis P. McManus
Director                                         Director

/s/Gary B. Pepper
-------------------------------------
Gary B. Pepper
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)