Form 10QSB
period 2003-12-31
EUREKA FINANCIAL CORP
filed 2004-02-12
CIK 1224549

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
                    For the transition period from        to
                                                   ------    ------

                        Commission file number: 000-50234


                             Eureka Financial Corp.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


          United States                                   75-3098403
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

       3455 Forbes Avenue at McKee Place, Pittsburgh, Pennsylvania 15213
       -----------------------------------------------------------------
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

As of February 10, 2004, there were issued and outstanding 1,226,538 shares of the registrant's Common Stock.

Transitional Small Business Disclosure Format (check one):   Yes       No  X
                                                                 ---      ---

                             EUREKA FINANCIAL CORP.
                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART 1 - FINANCIAL INFORMATION

  Item 1.          Financial Statements

                   Consolidated Balance Sheet as of December 31, 2003
                   (Unaudited), and September 30, 2003                         3

                   Consolidated Statements of Income (Unaudited) for the
                   Three Months ended December 31, 2003 and 2002               4

                   Consolidated Statements of Cash Flows (Unaudited) for the
                   Three Months ended December 31, 2003 and 2002               5

                   Notes to Consolidated Financial Statement (Unaudited)     6-7

  Item 2.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      8-12

  Item 3.          Controls and Procedures                                    12

PART II - OTHER INFORMATION

  Item 1.          Legal Proceedings                                          13

  Item 2.          Changes in Securities and Use of Proceeds                  13

  Item 3.          Defaults Upon Senior Securities                            13

  Item 4.          Submission of Matters to a Vote of Security Holders        13

  Item 5.          Other Information                                          13

  Item 6.          Exhibits and Reports on Form 8-K                           13

Signatures

BALANCE SHEET
EUREKA FINANCIAL CORP.


                                                                                   December 31,    September 30,
                                                                                       2003            2003
                                                                                   ------------    ------------
ASSETS                                                                              (Unaudited)
  Cash and due from banks                                                          $    670,616    $    496,589
  Interest-bearing deposits in banks                                                  4,998,249       8,340,784
  Securities available-for-sale                                                      11,999,588      11,877,487
  Securities held-to-maturity
    (Market values of $7,425,670 and
    $5,865,608 respectively)                                                          7,209,580       5,629,750
  Mortgage-backed securities, available-for-sale                                      1,074,888       1,364,782
  Federal Home Loan Bank stock, at cost                                                 301,400         332,600
  Loans receivable, net                                                              55,740,213      53,288,111
  Premises and equipment, net                                                         1,232,383       1,241,032
  Other assets                                                                          866,270         750,066
                                                                                   ------------    ------------
  Total Assets                                                                     $ 84,093,187    $ 83,321,201
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities
    Deposit accounts
        Non-interest bearing                                                       $  1,365,887    $  1,887,906
        Interest bearing                                                             60,788,308      59,952,093
                                                                                   ------------    ------------
          Total deposit accounts                                                     62,154,195      61,839,999

    Advances from borrowers for taxes & insurance                                       511,441         334,252
    Other liabilities                                                                 1,209,269       1,035,752
    FHLB advances                                                                     1,000,000       1,000,000
    Guarantee of employee stock ownership plan (ESOP) debt                               23,771          40,258
                                                                                   ------------    ------------
        Total liabilities                                                            64,898,676      64,250,261

  Stockholders' Equity
    Common Stock ($0.10 par value)
       4,000,000 shares  authorized,  1,377,810 shares issued,  1,226,538 shares outstanding as of December 31, 2003 and September 30, 2003,
       respectively                                                                     137,781         137,781
    Additional paid-in-capital                                                        6,283,368       6,234,226
    Retained earnings-substantially rstricted                                        13,190,670      13,213,697
    Unearned employee stock ownership plan
       (ESOP) shares                                                                    (23,771)        (40,258)
    Unearned compensation-restricted stock plan                                         (58,515)        (67,733)
    Accumulated other comprehensive income net of
       applicable income taxes of $660,648 and
       $623,686, respectively                                                         1,282,435       1,210,684
    Treasury stock (151,272 shares at cost)                                          (1,617,457)     (1,617,457)
                                                                                   ------------    ------------
        Total stockholders' equity                                                   19,194,511      19,070,940

Total Liabilities and Stockholders' Equity                                         $ 84,093,187    $ 83,321,201
                                                                                   ============    ============

                                       3

STATEMENTS OF INCOME
EUREKA FINANCIAL CORP.
                                                 Three Months Ended December 31,
                                                           (Unaudited)
                                                        2003         2002
                                                     ----------   ----------
Interest Income
    Loans                                            $  880,436   $  939,868
    Investment securities                               258,293      215,148
    Mortgage-backed securities                           20,309       38,877
                                                     ----------   ----------

    Total interest income                             1,159,038    1,193,893

Interest Expense
    Deposits                                            373,609      425,901
    FHLB advances                                        14,209       14,209
    Other                                                   406        1,937
                                                     ----------   ----------

    Total interest expense                              388,224      442,047
                                                     ----------   ----------

Net Interest Income                                     770,814      751,846

Provision for Loan Losses                                15,000            0
                                                     ----------   ----------

Net Interest Income after
  Provision for Loan Losses                             755,814      751,846

Other Income                                             36,911       31,792

Other Expenses
  Salaries and benefits                                 299,350      267,310
  Occupancy expense                                      51,284       49,294
  Computer expense                                       25,721       25,833
  Legal and accounting                                   32,147       43,632
  ESOP Contribution                                      46,163       36,700
  Other                                                  81,760       79,457
                                                     ----------   ----------

  Total other expenses                                  536,425      502,226
                                                     ----------   ----------

Income Before Income Taxes                              256,300      281,412

Provision for Income Taxes                               47,118       66,000
                                                     ----------   ----------

Net Income                                           $  209,182   $  215,412
                                                     ==========   ==========

Basic Earnings Per Share                             $     0.17   $     0.17
                                                     ==========   ==========
Diluted Earnings Per Share                           $     0.17   $     0.17
                                                     ==========   ==========

STATEMENTS OF CASH FLOWS
EUREKA FINANCIAL CORP.

                                                                       Three Months Ended December 31,
                                                                               (Unaudited)
                                                                           2003           2002
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $   209,182    $   215,412
Adjustments to reconcile net cash from operating activities:
    Unearned ESOP shares                                                     65,629         49,079
    Compensation expense related to RSOP                                      9,218         19,281
    Depreciation                                                             26,478         26,907
    Provision for loan loss                                                  15,000              0
    Net accretion/amortization of discounts and premiums on
     mortgage-backed and investment securities                               (2,046)       (14,884)
    Unamortized loan fees and costs                                          (2,486)       (14,570)
Increase/(decrease) in cash due to changes in assets and liabilities:
    Other assets                                                           (116,204)        (9,646)
    Other liabilities                                                       136,554        106,652
                                                                        -----------    -----------
  Net Cash from Operating Activities                                        341,325        378,231

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and redemption of securities
   held-to-maturity                                                               0              0
  Proceeds from redemption of FHLB stock                                     31,200        144,700
  Purchase of securities held-to-maturity                                (1,580,012)      (750,000)
  Net increase in loans made to customers                                  (758,091)       (58,454)
  Net commercial leases (originated)/repaid                              (1,706,525)       213,590
  Net paydowns in mortgage-backed securities                                278,734        335,463
  Premises and equipment expenditures                                       (17,829)             0
                                                                        -----------    -----------
  Net Cash Used by Investing Activities                                  (3,752,523)      (114,701)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposit accounts                               314,197     (1,892,941)
  Net increase in advances from borrowers for
   taxes and insurance                                                      177,189        202,412
  Repayment of ESOP loan                                                    (16,487)       (16,526)
  Reissuance of treasury stock                                                    0         14,781
  Payment of dividends                                                     (232,209)      (219,142)
                                                                        -----------    -----------
  Net Cash from Financing Activities                                        242,690     (1,911,416)
                                                                        -----------    -----------

Net Change in Cash and Cash Equivalents                                  (3,168,508)    (1,647,886)

Cash and Cash Equivalents at Beginning of Period                          8,837,373      8,648,435
                                                                        -----------    -----------

Cash and Cash Equivalents at End of Period                              $ 5,668,865    $ 7,000,549
                                                                        ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the period for:
      Interest on deposits and borrowings                               $   387,996    $   436,955
                                                                        ===========    ===========
      Income taxes                                                      $         0    $    55,265
                                                                        ===========    ===========

                             EUREKA FINANCIAL CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE A -  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended December 31, 2003, are not necessarily indicative of the results to be expected for the year ended September 30, 2004 or any other interim period. The interim financial statements and the following discussion should be read in conjunction with the financial statements and footnotes thereto included in Eureka Financial's Corp. (the "Company") Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003.

Prior  period   accounts  were   reclassified   to  conform  to  current  period
classifications.

NOTE B - COMPREHENSIVE INCOME

For the three months ended December 31, 2003 and 2002, comprehensive income totaled $280,933 and $343,750, respectively.

NOTE C -AVAILABLE FOR SALE SECURITIES

The securities available for sale consisted of the following:

                                December 31, 2003
                                -----------------

                                        Gross        Gross
                         Amortized    Unrealized   Unrealized     Market
                            Cost        Gains        Losses       Value
                        ----------    ---------     --------    ----------

FHLMC preferred
 Stock                   8,584,339      128,911     (475,000)    8,238,250

FNMA preferred
 Stock                   1,500,000           --     (196,500)    1,303,500

FHLMC voting
 common Stock               41,266    2,416,572           --     2,457,838
                        ----------    ---------     --------    ----------

Totals:                 10,125,605    2,545,483     (671,500)   11,999,588
                        ==========    =========     ========    ==========

The mortgage-backed securities available for sale consisted of the following:

                                December 31, 2003
                                -----------------

                                        Gross        Gross
                         Amortized    Unrealized   Unrealized       Market
                            Cost        Gains        Losses         Value
                        ----------    ---------     --------      ----------

GNMA certificates            2,063          70           --           2,133

FHLMC certificates         152,311      13,617           --         165,928

FNMA certificates          851,414      55,413           --         906,827
                         ---------      ------      -------       ---------

 Totals:                 1,005,788      69,100           --       1,074,888
                         =========      ======      =======       =========


NOTE D - EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Weighted average shares outstanding for the three month periods ended December 31, 2003, and 2002, were 1,222,763 and 1,223,663, respectively. For these periods, such shares do not include 2,378 and 14,527 shares, respectively, of Bank Common Stock purchased and held by the Bank's employee stock ownership plan ("ESOP") that were unallocated during those periods in accordance with SOP 93-6 "Employers Accounting for Employee Stock Ownership Plans" and SFAS 128 "Earnings Per Share".

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

         Eureka Financial Corp. (the "Company") is in the mutual holding ("MHC") form of organization. The Company has outstanding 1,226,538 shares of common stock, of which 496,299 are owned by public stockholders and the remainder of which are held by the mutual holding company. The Company's business is conducted primarily through its wholly-owned subsidiary, Eureka Bank ("the Bank"). All references to the Company refer collectively to the Company and the Bank.

CHANGES IN FINANCIAL CONDITION

          At December 31 2003, the Company's assets increased $772,000 to $84,093,000 from $83,321,000 at September 30, 2003. At December 31, 2003,
interest-bearing deposits in banks decreased by $3,343,000 and mortgage-backed securities decreased by $290,000 from the comparable classifications at September 30, 2003. These decreases at December 31, 2003, were partially offset by an increase of $1,580,000 in securities held to maturity, an increase of $123,000 in securities available-for-sale and an increase of $2,452,000 in loans receivable, net since September 30, 2003, as interest-bearing deposits in banks and loan payments were used to fund the investment portfolio and loan portfolio.

         At December 31, 2003, the Company's total liabilities increased by a total of $649,000 from September 30, 2003. This increase was primarily attributed to a $314,000 growth in deposit accounts, an increase of $177,000 in escrow accounts and an increase of $173,000 in other liabilities, which was partially offset by a $16,000 decrease in the ESOP debt.

         At December 31, 2003, stockholders' equity increased $124,000 to $19,195,000 from $19,071,000 at September 30, 2003. The increase was primarily reflected by an increase of $71,000 in accumulated other comprehensive income, an increase of $49,000 in additional paid in capital, a decrease of $16,000 in the unearned ESOP shares and a decrease of $9,000 in unearned compensation related to the restricted stock plan. These increases in total stockholders equity were offset by a $23,000 decrease in retained earnings. The increase of $71,000 in accumulated other comprehensive income resulted from the fluctuation in market value of the Bank's investment in available for sale securities and mortgage-backed securities. Because of interest rate volatility, accumulated other comprehensive income and stockholders' equity could materially fluctuate for each interim period and year-end period. See Note C to the financial statements.

RESULTS OF OPERATIONS

Net Income. Net income decreased slightly by $6,000 to $209,000 for the three months ended December 31, 2003, from $215,000 for the comparable 2002 period. Earnings per share remained at $0.17. The decrease in net income was primarily attributable to increases in other expenses and the provision for loan losses partially offset by an increase in net interest income, a decrease in interest expense and a decrease in the provision for income taxes over the three-month period.

Net Interest Income. Net interest income increased $19,000 to $771,000 for the three months ended December 31, 2003, from $752,000 for the comparable 2002 period. Higher net interest income was primarily due to a decrease in interest expense partially offset by a decrease in total interest income.

Interest Income. Total interest income decreased $35,000 to $1,159,000 for the three months ended December 31, 2003 from $1,194,000 for the comparable 2002 period. The decline in total interest income was primarily due to a decline in the average yield on interest-earning assets even though the average balance on interest-earning assets increased. See "Average Balance Sheets" on page 10.

Interest Expense. Total interest expense decreased $54,000 to $388,000 for the three months ended December 31, 2003, from $442,000 for the comparable 2002 period. The decrease in total interest expense was primarily related to a reduction in the average cost of funds despite an increase in the average balance on deposits. See "Average Balance Sheets" on page 10.

Provision for Loan Losses. The provision for loan losses for the three months ended December 31, 2003, was $15,000 compared to $0 for the comparable 2002 period. Management regularly performs an analysis to identify the inherent risks of loss in its loan portfolio. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other information available at such time. However, there is no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amounts.

Other Expense. Total non-interest expense increased by $34,000 to $536,000 for the three months ended December 31, 2003, from $502,000 for the comparable 2002 period. ESOP contribution expense increased $9,000 to $46,000 for the three months ended December 31, 2003, from $37,000 for the comparable 2002 period due to a higher market value of the stock. Salaries and benefits increased $32,000 to $299,000 for the three months ended December 31, 2003, from $267,000 for the comparable 2002 period, due to contributions to the pension plan and expenses related to normal salary increases and increased expenses associated with benefit plans. Legal and accounting expenses decreased $12,000 to $32,000 for the three months ended December 31, 2003, from $44,000 for the comparable 2002 periods. This decrease can be attributed primarily to the costs associated with the mid-tier holding company reorganization which existed in the prior comparable 2002 period.

EUREKA FINANCIAL CORP.
AVERAGE BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                                                                         For the Three Months Ended December 31,
                                                             ----------------------------------------------------------------
                                    At December 31, 2003                2003                              2002
                                  ------------------------  ----------------------------  -----------------------------------
                                                   Actual                        Average                             Average
                                        Actual     Yield/    Average             Yield/       Average                Yield/
                                        Balance     Cost     Balance  Interest    Cost        Balance   Interest      Cost
                                  -------------  ---------  --------- --------  --------  ------------  --------    ---------
                                                                (Dollars in thousands)
Interest-earning assets:
Loans receivable                        $55,740     6.31%    $54,816     $880      6.42%      $52,027       $940       7.23%
Investments securities                   25,584     4.36%     26,793      279      4.17%       24,621        254       4.13%
                                  --------------           -------------------            -----------------------
     Total interest-earning assets       81,324     5.70%     81,609    1,159      5.68%       76,648      1,194       6.23%
                                                                    ---------                        -----------
Non-interest earning assets               2,769                2,302                            2,069
                                  --------------           ----------                     ------------
        Total Assets                    $84,093              $83,911                          $78,717
                                  ==============           ==========                     ============
Interest-bearing liabilities:
  Interest-bearing deposits:
     NOW accounts                        $5,402     1.25%     $4,015       12      1.20%       $4,537         17       1.50%
     Passbook and club accts             18,745     1.77%     19,787       87      1.76%       17,655         94       2.13%
     IRA accounts                         2,738     4.07%      2,737       29      4.24%        2,375         29       4.88%
     Certificates of deposit             33,903     2.84%     33,915      245      2.89%       30,274        286       3.78%
     Other liabilities                    1,024     5.53%      1,034       15      5.80%        1,156         16       5.54%
                                  --------------           -------------------            -----------------------
        Total interest-bearing
          liabilities                    61,812     2.48%     61,488      388      2.52%       55,997        442       3.16%
                                                                     ---------                         ----------
Non-interest-bearing liabilities          3,087                3,270                            3,465
                                  --------------           ----------                     ------------
        Total Liabilities                64,899               64,758                           59,462
Retained earnings                        19,194               19,153                           19,255
                                  --------------           ----------                     ------------
        Total Liabilities and
           Retained Earnings            $84,093              $83,911                          $78,717
                                  ==============           ==========                     ============

Net interest income                                                      $771                              $752
                                                                   ==========                          =========
Interest rate spread                                                               3.16%                               3.07%
                                                                               ========                             =======
Net yield on interest-earning assets                                               3.78%                               3.92%
                                                                               ========                             =======
Ratio of average interest-earning assets to
          average interest-bearing liabilities                                   132.72%                             136.88%
                                                                               ========                             =======

EUREKA FINANCIAL CORP.
RATE VOLUME ANALYSIS
DECEMBER 31, 2003 AND 2002


                                              Three-Month Period Ended December 31,
                                                       2003 vs. 2002
                                                    Increase (Decrease)
                                                          Due to
                                             Volume       Rate   Rate/Volume     Total
                                             ------       ----   -----------     -----
                                                           (In thousands)
Interest Income:
Loans receivable                                50        (105)       (5)         (60)
Investment securities                           23           2         0           25
                                           -------------------------------------------
     Total interest-earning assets              73        (103)       (5)         (35)
                                           -------------------------------------------

Interest Expense:
NOW accounts                                    (2)         (3)        0           (5)
Passbook & club accounts                        11         (16)       (2)          (7)
Money market accounts                            5          (4)       (1)           0
Certificates of deposit                         34         (67)       (8)         (41)
Other liabilities                               (1)          0         0           (1)
                                           -------------------------------------------
     Total interest-bearing liabilities         47         (90)      (11)         (54)
                                           -------------------------------------------

Net change in interest income                   26         (13)        6           19
                                           ===========================================

THE COMPANY EXCEEDED ALL OF ITS CAPITAL REQUIREMENTS AT DECEMBER 31, 2003. THE COMPANY HAD THE FOLLOWING CAPITAL RATIOS AT DECEMBER 31, 2003:

                                                             For Capital            Categorized as
                                           Actual         Adequacy Purposes      "Well Capitalized"
                                           ------         -----------------      ------------------
                                     Amount     Ratio      Amount    Ratio       Amount       Ratio
                                     ------     -----      ------    -----       ------       -----
As of December 31, 2003:
Total Capital
   (To risk weighted
     assets)                        $19,485     34.91%     $4,408    8.00%       $5,510      10.00%
Tier I Capital
   (To risk weighted
     assets)                        $17,901     32.49%     $2,204    4.00%       $3,306       6.00%

Tier I Capital
  (To total assets)                 $17,901     21.79%     $2,464    3.00%       $4,107       5.00%

Tangible Capital
   (To total assets)                $17,901     21.79%     $1,232    1.50%       $4,107       5.00%



CONTROLS AND PROCEDURES
-----------------------

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation
    ------------------------------------------------
of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.  During the quarter under report, there was no
    ----------------------------
change in the Company's internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

Part II           OTHER INFORMATION
-------           -----------------

Item 1.  Legal Proceedings

         From time to time, the Company may be a party to various legal proceedings incident to its business. At December 31, 2003, there were no legal proceedings to which the Company was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits
               3(i)     Articles of Incorporation*
               3(ii)    Bylaws*
              10(ii)    Eureka Financial Corp. 1999 Stock Option Plan **
              10(ii)    Eureka Bank 1999 Restricted Stock Plan **
              31        Section 302 Certifications
              32        Section 906 Certification

              (1)  Reports on Form 8-K

                    (i) A Form 8-K was filed on November 4, 2003 pursuant to items 7 and 12 announcing earnings for the year ended September 30, 2003.

--------------------------------------------------------------------------------

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

                                  EUREKA FINANCIAL CORP.



Date:  February 10, 2004          By:   /s/Edward F. Seserko
                                        ----------------------------------
                                        Edward F. Seserko
                                        President and Chief Executive Officer




Date:  February 10, 2004          By:   /s/Gary B. Pepper
                                        ----------------------------------
                                        Gary B. Pepper
                                        Executive Vice President and Chief
                                        Financial Officer