Form 10QSB
period 2004-03-31
EUREKA FINANCIAL CORP
filed 2004-05-17
CIK 1224549

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

      (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2004


      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE EXCHANGE ACT

             For the transition period from             to
                                            -----------     ----------


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

        3455 Forbes Avenue at McKee Place, Pittsburgh, Pennsylvania 15213
        -----------------------------------------------------------------
                    (Address of Principal Executive Offices)


Issuer's Telephone Number, Including Area Code:                 (412) 681-8400
                                                              ------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X          No
                        --------         --------


As of May 17, 2004, there were issued and outstanding 1,226,538 shares of the registrant's Common Stock.

Transitional Small Business Disclosure Format (check one):

                    Yes               No     X
                        --------         --------

                             EUREKA FINANCIAL CORP.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART 1 - FINANCIAL INFORMATION

  Item 1.          Financial Statements

                   Balance Sheet as of March 31, 2004
                   (Unaudited), and September 30, 2003                        3

                   Statements of Income (Unaudited) for the Three and Six
                   Months ended March 31, 2004 and 2003                       4

                   Statements of Cash Flows (Unaudited) for the
                   Six Months ended March 31, 2004 and 2003                   5

                   Notes to Financial Statement (Unaudited)                 6-7

  Item 2.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      8-11

  Item 3.          Controls and Procedures                                   11

PART II - OTHER INFORMATION

  Item 1.          Legal Proceedings                                         12

  Item 2.          Changes in Securities and Small Business Issuer
                   Purchases of Equity Securities                            12

  Item 3.          Defaults Upon Senior Securities                           12

  Item 4.          Submission of Matters to a Vote of Security Holders       12

  Item 5.          Other Information                                         12

  Item 6.          Exhibits and Reports on Form 8-K                          12

Signatures

CONSOLIDATED BALANCE SHEET
EUREKA FINANCIAL CORP.

                                                                                     March 31,     September 30,
                                                                                       2004            2003
                                                                                   ------------    ------------
                                                                                     (Unaudited)
ASSETS
  Cash and due from banks                                                          $    670,300    $    496,589
  Interest-bearing deposits in banks                                                  4,275,888       8,340,784
  Securities available-for-sale                                                      12,621,534      11,877,487
  Securities held-to-maturity
    (Market values of $6,158,756 and
    $5,865,608 respectively)                                                          5,911,328       5,629,750
  Mortgage-backed securities, available-for-sale                                        965,240       1,364,782
  Federal Home Loan Bank stock, at cost                                                 301,700         332,600
  Loans receivable, net                                                              56,687,071      53,288,111
  Premises and equipment, net                                                         1,209,084       1,241,032
  Other assets                                                                          893,586         750,066
                                                                                   ------------    ------------

  Total Assets                                                                     $ 83,535,731    $ 83,321,201
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities
    Deposit accounts
        Non-interest bearing                                                       $  1,505,159    $  1,887,906
        Interest bearing                                                             59,790,657      59,952,093
                                                                                   ------------    ------------
          Total deposit accounts                                                     61,295,816      61,839,999

    Advances from borrowers for taxes & insurance                                       180,723         334,252
    Other liabilities                                                                 1,306,913       1,035,752
    FHLB advances                                                                     1,000,000       1,000,000
    Guarantee of employee stock ownership plan (ESOP) debt                                    0          40,258
                                                                                   ------------    ------------
        Total liabilities                                                            63,783,452      64,250,261

  Stockholders' Equity
    Common Stock ($0.10 par value)
       4,000,000 shares  authorized,  1,377,810 shares issued,  1,226,538 shares outstanding as of March 31, 2004 and September 30, 2003,
       respectively                                                                     137,781         137,781
    Additional paid-in-capital                                                        6,375,778       6,234,226
    Retained earnings-substantially rstricted                                        13,218,169      13,213,697
    Unearned employee stock ownership plan
       (ESOP) shares                                                                          0         (40,258)
    Unearned compensation-restricted stock plan                                         (48,875)        (67,733)
    Accumulated other comprehensive income net of
       applicable income taxes of $869,000 and
       $623,686, respectively                                                         1,686,883       1,210,684
    Treasury stock (151,272 shares at cost)                                          (1,617,457)     (1,617,457)
                                                                                   ------------    ------------
        Total stockholders' equity                                                   19,752,279      19,070,940

Total Liabilities and Stockholders' Equity                                         $ 83,535,731    $ 83,321,201
                                                                                   ============    ============

CONSOLIDATED STATEMENTS OF INCOME
EUREKA FINANCIAL CORP.

                               Three Months Ended March 31,      Six Months Ended March 31,
                                        (Unaudited)                       (Unaudited)
                                    2004         2003                  2004         2003
                                 ----------   ----------            ----------   ----------
Interest Income
    Loans                        $  901,871   $  911,931            $1,782,307   $1,851,799
    Investment securities           247,940      228,840               506,233      443,988
    Mortgage-backed securities       16,306       34,633                36,615       73,510
                                 ----------   ----------            ----------   ----------

    Total interest income         1,166,117    1,175,404             2,325,155    2,369,297

Interest Expense
    Deposits                        361,115      397,331               734,724      823,232
    FHLB advances                    14,054       13,900                28,263       28,109
    Other                               208        1,524                   614        3,461
                                 ----------   ----------            ----------   ----------

    Total interest expense          375,377      412,755               763,601      854,802
                                 ----------   ----------            ----------   ----------

Net Interest Income                 790,740      762,649             1,561,554    1,514,495

Provision for Loan Losses            15,000            0                30,000            0
                                 ----------   ----------            ----------   ----------

Net Interest Income after
  Provision for Loan Losses         775,740      762,649             1,531,554    1,514,495

Other Income                         30,507       22,806                67,418       54,598

Other Expenses
  Salaries and benefits             315,648      272,149               614,998      539,459
  Occupancy expense                  51,364       52,368               102,648      101,662
  Computer expense                   27,953       27,709                53,674       53,542
  Legal and accounting               43,809       44,471                75,956       88,103
  ESOP Contribution                  71,224       45,520               117,387       82,220
  Other                              83,839       72,101               165,599      151,558
                                 ----------   ----------            ----------   ----------

  Total other expenses              593,837      514,318             1,130,262    1,016,544
                                 ----------   ----------            ----------   ----------

Income Before Income Taxes          212,410      271,137               468,710      552,549

Provision for Income Taxes           36,022       47,827                83,140      113,827
                                 ----------   ----------            ----------   ----------

Net Income                       $  176,388   $  223,310            $  385,570   $  438,722
                                 ==========   ==========            ==========   ==========

Basic Earnings Per Share         $     0.14   $     0.18            $     0.31   $     0.36
                                 ==========   ==========            ==========   ==========
Diluted Earnings Per Share       $     0.13   $     0.17            $     0.30   $     0.35
                                 ==========   ==========            ==========   ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS
EUREKA FINANCIAL CORP.

                                                                        Six Months Ended March 31,
                                                                               (Unaudited)
                                                                            2004           2003
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $   385,570    $   438,722
Adjustments to reconcile net cash from operating activities:
    Unearned ESOP shares                                                    181,810        107,627
    Compensation expense related to RSOP                                     18,858         18,858
    Depreciation                                                             51,514         50,731
    Provision for loan loss                                                  30,000              0
    Net accretion/amortization of discounts and premiums on
     mortgage-backed and investment securities                               (4,924)       (33,153)
    Unamortized loan fees and costs                                           9,265        (25,504)
Increase/(decrease) in cash due to changes in assets and liabilities:
    Other assets                                                           (143,520)      (175,205)
    Other liabilities                                                        25,847        (83,534)
                                                                        -----------    -----------
  Net Cash from Operating Activities                                        554,420        298,542

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and redemption of securities
   held-to-maturity                                                       1,300,000              0
  Net proceeds from redemption of FHLB stock                                 30,900         69,500
  Purchase of securities held-to-maturity                                (1,580,012)      (750,000)
  Purchase of securities available-for-sale                                       0       (990,000)
  Net increase in loans made to customers                                (1,692,048)      (305,116)
  Net commercial leases (originated)/repaid                              (1,746,177)       669,840
  Net paydowns in mortgage-backed securities                                380,366        589,223
  Premises and equipment expenditures                                       (19,566)       (14,719)
                                                                        -----------    -----------
  Net Cash Used by Investing Activities                                  (3,326,537)      (731,272)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposit accounts                              (544,183)        42,450
  Net increase (decrease) in advances from borrowers
   for taxes and insurance                                                 (153,529)      (124,363)
  Repayment of ESOP loan                                                    (40,258)       (40,201)
  Reissuance of treasury stock                                                    0         14,781
  Payment of dividends                                                     (381,098)      (304,365)
                                                                        -----------    -----------
  Net Cash from Financing Activities                                     (1,119,068)      (411,698)
                                                                        -----------    -----------

Net Change in Cash and Cash Equivalents                                  (3,891,185)      (844,428)

Cash and Cash Equivalents at Beginning of Period                          8,837,373      8,648,435
                                                                        -----------    -----------

Cash and Cash Equivalents at End of Period                              $ 4,946,188    $ 7,804,007
                                                                        ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE
      Cash paid during the period for:
      Interest on deposits and borrowings                               $   775,530    $   865,242
                                                                        ===========    ===========
      Income taxes                                                      $    68,545    $   188,967
                                                                        ===========    ===========

                                        5

                             EUREKA FINANCIAL CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE A -  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the year ended September 30, 2004 or any other interim period. The interim consolidated financial statements and the following discussion should be read in conjunction with the consolidated financial statements and footnotes thereto included in Eureka Financial Corp.'s (the "Company") Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003.

Prior  period   accounts  were   reclassified   to  conform  to  current  period
classifications.

NOTE B - COMPREHENSIVE INCOME

For the three months ended March 31, 2004 and 2003, comprehensive income totaled $580,836 and $59,375, respectively. For the six months ended March 31, 2004 and 2003, comprehensive income totaled $861,769 and $403,125, respectively.

NOTE C -AVAILABLE FOR SALE SECURITIES

The securities available for sale consisted of the following:

                                     March 31, 2004
                                     --------------
                                    Gross          Gross
                   Amortized      Unrealized     Unrealized       Market
                      Cost          Gains          Losses         Value
                  ----------      ---------       --------      ----------
FHLMC preferred
 Stock             8,585,117        276,892       (144,000)      8,718,009

FNMA preferred
 Stock             1,500,000             --        (85,500)      1,414,500

FHLMC voting
 common Stocl         41,266      2,447,759             --       2,489,025
                  ----------      ---------       --------      ----------

  Totals:         10,126,383      2,724,651       (229,500)     12,621,534
                  ==========      =========       ========      ==========

The mortgage-backed securities available for sale consisted of the following:

                                        March 31, 2004
                                        --------------
                                      Gross         Gross
                        Amortized   Unrealized    Unrealized     Market
                          Cost        Gains         Losses       Value
                          ----        -----         ------       -----

GNMA certificates         1,530           35            --        1,565

FHLMC certificates      140,734       11,794            --      152,528

FNMA certificates       762,243       48,904            --      811,147
                        -------       ------       -------      -------

 Totals:                904,507       60,733            --      965,240
                        =======       ======       =======      =======


NOTE D - EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Weighted average shares outstanding for the three month periods ended March 31, 2004, and 2003, were 1,224,212 and 1,226,666, respectively, and for the six month periods ended March 31, 2004 and 2003, were 1,223,484 and 1,225,148, respectively. For periods ended March 31, 2003, shares do not include 12,160 shares of Bank Common Stock purchased and held by the Bank's employee stock ownership plan ("ESOP") that were unallocated during those periods in accordance with SOP 93-6 "Employers Accounting for Employee Stock Ownership Plans" and SFAS 128 "Earnings Per Share".

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Eureka Financial Corp. (the "Company") is in the mutual holding ("MHC") form of organization. The Company has outstanding 1,226,538 shares of common stock, of which 496,299 are owned by public stockholders and the remainder of which are held by the mutual holding company. The Company's business is conducted primarily through its wholly-owned subsidiary, Eureka Bank (the "Bank"). Certain references to the Company refer collectively to the Company and the Bank.

CHANGES IN FINANCIAL CONDITION

          At March 31, 2004, the Company's assets increased $215,000 to $83,536,000 from $83,321,000 at September 30, 2003. At March 31, 2004, interest-bearing deposits in banks decreased by $4,065,000 and mortgage-backed securities decreased by $400,000, respectively, from the comparable classifications at September 30, 2003. These decreases at March 31, 2004, were partially offset by an increase of $3,399,000 in loans receivable, net, an increase of $281,000 in securities held-to-maturity and an increase of $745,000 in securities available-for-sale, respectively, from the comparable classifications at September 30, 2003, as interest-bearing deposits were used to fund the investment and loan portfolio growth.

             At March 31, 2004, the Company's total liabilities decreased by $467,000 from September 30, 2003. This decrease was primarily attributed to a $544,000 decrease in total deposit accounts and a decrease of $153,000 in advances from borrowers for taxes and insurance, respectively, from the comparable classifications at September 30, 2003. These decreases were offset by a $271,000 increase in other liabilities from September 30, 2003.

         At March 31, 2004, stockholders' equity increased $681,000 to $19,752,000 from $19,071,000 at September 30, 2003. The increase was primarily reflected by an increase of $476,000 in accumulated other comprehensive income and an increase of $142,000 in additional paid in capital, from September 30, 2003. This increase in accumulated other comprehensive income resulted from the fluctuation in market value of the Bank's investment in available-for-sale securities and mortgage-backed securities. Because of interest rate volatility, accumulated other comprehensive income and stockholders' equity could materially fluctuate for each interim period and year-end period. See Note B to the financial statements. Although the increase in net income increased retained earnings by $386,000 from September 30, 2003, this increase was offset by dividends paid to stockholders in the amount of $381,000.

RESULTS OF OPERATIONS

Net Income. Net income decreased $47,000 to $176,000 for the three months and $53,000 to $386,000 for the six months ended March 31, 2004, from $223,000 and $439,000 for the comparable 2003 periods. The decrease in net income for the three and six month periods was primarily attributable to increases in the provision for loan losses and an increase in non-interest expense over the comparable three and six month periods, partially offset by a decrease in interest expense.

Net Interest Income. Net interest income increased $28,000 to $791,000 for the three months and $48,000 to $1,562,000 for the six months ended March 31, 2004, from $763,000 and $1,514,000 for the comparable 2003 periods. Higher net interest income was primarily due to decreases in interest expense over the comparable 2003 periods.

Interest Income. Total interest income decreased $9,000 to $1,166,000 for the three months and $44,000 to $2,325,000 for the six months ended March 31, 2004 as compared to $1,175,000 and $2,369,000 for the comparable 2003 periods. The decline in total interest income was primarily due to a decline in the average yield on interest-earning assets even though the average balance on interest-earning assets increased. See "Average Balance Sheets" on page 10.

Interest Expense. Total interest expense decreased $38,000 to $375,000 for the three months and $91,000 to $764,000 for the six months ended March 31, 2004, from $413,000 and $855,000 for the comparable 2003 periods. The decrease in total interest expense was primarily related to a reduction in the average cost of funds despite an increase in the average balance on deposits. See "Average Balance Sheets" on page 10.

Provision for Loan Losses. The provision for loan losses for the three months and six months ended March 31, 2004, was $15,000 and $30,000 respectively, compared to $0 and $0 for the comparable 2003 periods. Management regularly performs an analysis to identify the inherent risks of loss in the Bank's loan portfolio. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other information available at such time. However, there is no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amounts.

Other Expense. Total non-interest expense increased by $80,000 to $594,000 for the three months and $113,000 to $1,130,000 for the six months ended March 31, 2004, from $514,000 and $1,017,000 for the comparable 2003 periods.
 ESOP contribution expense increased $25,000 to $71,000 for the three months and $35,000 to $117,000 for the six months ended March 31, 2004, from $46,000 and $82,000, respectively, for the comparable 2003 periods, due to a higher market value of the stock and an aggressive payoff of the ESOP loan. Salaries and benefits increased $44,000 for the three months and $76,000 for the six months ended March 31, 2004, due to contributions to the pension plan and expenses related to normal salary increases and increased expenses associated with benefit plans. Other expense increased $12,000 to $84,000 for the three months and $14,000 to $166,000 for the six months ended March 31, 2004, from $72,000 and $152,000 for the comparable 2003 periods. These increases can be attributed to miscellaneous costs associated with normal operations.

EUREKA FINANCIAL CORP.
AVERAGE BALANCE SHEETS
MARCH 31, 2004 AND 2003

                                           For the Three Months Ended March 31,            For the Six Months Ended March 31,
                                    ------------------------------------------------- ----------------------------------------------
                  At March 31, 2004           2004                     2003                     2004                   2003
                 ------------------ ------------------------ ------------------------ ----------------------- ----------------------

                             Actual                 Average                   Average                 Average                Average
                  Actual     Yield/ Average          Yield/  Average          Yield/  Average          Yield/ Average         Yield/
                  Balance     Cost  Balance Interest Cost    Balance Interest  Cost   Balance Interest  Cost  Balance Interest Cost
                  -------     ----  ------- -------- ----    ------- --------  ----   ------- --------  ----  ------- -------- ----
             (Dollars in thousands)
Interest-
earning assets:
Loans
  receivable,
  net             $56,687      6.24% $56,646    $902  6.37%  $52,774    $912   6.91%  $55,731  $1,782   6.40% $52,400 $1,852   7.07%
Investments
  securities       24,076      4.51%  23,254     264  4.54%   24,565     263   4.28%   25,024     543   4.34%  24,593    517   4.20%
                  -------            ---------------         ---------------          ---------------         --------------
   Total
     interest-
     earning
     assets        80,763      5.72%  79,900   1,166  5.84%   77,339   1,175   6.08%   80,755   2,325   5.76%  76,993  2,369   6.15%
                                             -------                 -------                  -------                 ------
Non-interest
  earning
  assets            2,773              2,482                   2,163                    2,392                   2,116
                  -------            -------                 -------                  -------                 -------
   Total
     Assets       $83,536            $82,382                 $79,502                  $83,147                 $79,109
                  =======            =======                 =======                  =======                 =======
Interest-
bearing
liabilities:
  Interest-
  bearing
  deposits:
  NOW accounts     $6,165      1.25%  $4,271      13  1.22%   $4,554      17   1.49%   $4,143      25   1.21%  $4,546     34   1.50%
  Passbook and
    club accts     19,210      1.77%  20,278      88  1.74%   18,733      91   1.94%   20,033     175   1.75%  18,194    185   2.03%
  IRA accounts      2,827      3.64%   2,783      27  3.88%    2,392      28   4.68%    2,760      56   4.06%   2,383     57   4.78%
  Certificates
   of deposit      31,589      2.88%  31,431     234  2.98%   29,343     261   3.56%   32,673     479   2.93%  29,808    547   3.67%
 Other liabilities  1,000      5.56%   1,016      14  5.51%    1,137      16   5.63%    1,025      29   5.66%   1,147     32   5.58%
                  -------            ---------------         ---------------          ---------------         --------------
   Total
     interest-
     bearing
     liabilities   60,791      2.44%  59,779     376  2.52%   56,159     413   2.94%   60,634     764   2.52%  56,078    855   3.05%
                                              ------                  ------                   ------                 ------
Non-interest-
  bearing
  liabilities       2,993              3,232                   3,985                    3,251                   3,725
                  -------            -------                 -------                  -------                 -------
   Total
     Liabilities   63,784             63,011                  60,144                   63,885                  59,803
Stockholders'
  equity           19,752             19,371                  19,358                   19,262                  19,306
                  -------            -------                 -------                  -------                 -------
   Total
     Liabilities
     and
     Stockholder's
     equity       $83,536            $82,382                 $79,502                  $83,147                 $79,109
                  =======            =======                 =======                  =======                 =======
Net interest
  income                                      $  790                  $  762                   $1,561                 $1,514
                                              ======                  ======                   ======                 ======
Interest rate
  spread                                              3.32%                    3.14%                    3.24%                  3.10%
                                                    ======                   ======                   ======                 ======
Net yield on
  interest-
  earning assets                                      3.95%                    3.94%                    3.87%                  3.93%
                                                    ======                   ======                   ======                 ======
Ratio of average
  interest-
  earning assets
  to average
  interest-bearing
  liabilities                                       133.66%                  137.71%                  133.18%                137.30%
                                                    ======                   ======                   ======                 ======

THE COMPANY EXCEEDED ALL OF ITS CAPITAL REQUIREMENTS AT MARCH 31, 2004.

THE COMPANY HAD THE  FOLLOWING CAPITAL RATIOS AT MARCH 31, 2004:


                                            For Capital        Categorized as
                              Actual      Adequacy Purposes   "WellCapitalized"
                              ------      -----------------   -----------------
                        Amount    Ratio    Amount   Ratio     Amount   Ratio
                       -------------------------------------------------------
As of March 31, 2004:
Total Capital
   (To risk weighted
     assets)            $19,601   35.40%  $ 4,429     8.00%  $ 5,536    10.00%

Tier I Capital
   (To risk weighted
     assets)            $18,004   32.52%  $ 2,215     4.00%  $ 3,322     6.00%

Tier I Capital
  (To total assets)     $18,004   22.29%  $ 2,423     3.00%  $ 4,039     5.00%

Tangible Capital
   (To total assets)    $18,004   22.29%  $ 1,212     1.50%  $ 4,039     5.00%



CONTROLS AND PROCEDURES


     (a)  Evaluation  of  disclosure  controls  and  procedures.  Based on their
          -----------------------------------------------------
          evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b)  Changes in internal controls.  During the quarter under report,  there
          ----------------------------
          was no change in the Company's internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

Part II  OTHER INFORMATION
-------  -----------------

Item 1.  Legal Proceedings

         From time to time, the Company may be a party to various legal proceedings incident to its business. At March 31, 2004, there were no legal proceedings to which the Company was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on January 26, 2004 in Pittsburgh, Pennsylvania. At the meeting stockholders elected the following persons to three-year terms to the Board of Directors:
         Robert J. Malone by a vote of 1,138,733 for and 7,750 withheld, and William F. Ryan by a vote of 1,142,783 for and 3,700 withheld. Dennis
         P. McManus, Edward F. Seserko, Mark B. Devlin and Paul M. Matvey also continue to serve as directors after the meeting. Additionally, stockholders ratified the appointment of Edwards, Sauer & Owens as the Company's independent auditor for the fiscal year ending September 30, 2004 by a vote of 1,146,483 for, 0 against and 0 abstaining.

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3(i)    Articles of Incorporation*
          3(ii)   Bylaws*
          10(ii)  Eureka Financial Corp. 1999 Stock Option Plan **
          10(ii)  Eureka Bank 1999 Restricted Stock Plan **
          31      Certifications  pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002
          32      Certification  pursuant to Section 906 of the  Sarbanes-Oxley
                    Act of 2002

         ------------------
          * Incorporated by reference to the identically numbered Exhibit on Form 8-K12G3 filed on April 1, 2003
          ** Incorporated by reference from Registration Statement on Form S-8 filed June 24, 2003.

     (b)  Reports on Form 8-K

          (i) During the quarter under report, the Company filed a Form 8-K dated January 23, 2004 announcing earnings for the quarter ended December 31, 2003.

          ----------------------------------------------------------------------

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EUREKA FINANCIAL CORP.



Date:  May 17, 2004                   By:  /s/Edward F. Seserko
                                           -------------------------------------
                                           Edward F. Seserko
                                           President and Chief Executive Officer




Date:  May 17, 2004                   By:  /s/Gary B. Pepper
                                           -------------------------------------
                                           Gary B. Pepper
                                           Executive Vice President and Chief
                                           Financial Officer