Form 10QSB
period 2004-06-30
EUREKA FINANCIAL CORP
filed 2004-08-16
CIK 1224549

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004
                                    -------------
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from          to
                                             --------    --------

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

As of August 9, 2004, there were issued and outstanding 1,226,538 shares of the registrant's Common Stock.

Transitional Small Business Disclosure Format (check one):   Yes       No  X
                                                                  ---     ---

                             EUREKA FINANCIAL CORP.
                                      INDEX

                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
PART I - FINANCIAL INFORMATION

  Item 1.          Financial Statements

                   Balance Sheet as of June 30, 2004
                   (Unaudited), and September 30, 2003                                                      3

                   Statements of Income (Unaudited) for the Three and Nine
                   Months ended June 30, 2004 and 2003                                                      4

                   Statements of Cash Flows (Unaudited) for the
                   Nine Months ended June 30, 2004 and 2003                                                 5

                   Notes to Financial Statement (Unaudited)                                                6-7

  Item 2.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                     8-11

  Item 3.          Controls and Procedures                                                                  11

PART II - OTHER INFORMATION

  Item 1.          Legal Proceedings                                                                        12

  Item 2.          Changes in Securities and Small Business Issuer Purchases of Equity Securities           12

  Item 3.          Defaults Upon Senior Securities                                                          12

  Item 4.          Submission of Matters to a Vote of Security Holders                                      12

  Item 5.          Other Information                                                                        12

  Item 6.          Exhibits and Reports on Form 8-K                                                         12

Signatures

CONSOLIDATED BALANCE SHEET
EUREKA FINANCIAL CORP.

                                                                                     June 30,      September 30,
                                                                                       2004            2003
                                                                                   ------------    ------------
                                                                                    (Unaudited)
ASSETS

  Cash and due from banks                                                          $    586,530    $    496,589
  Interest-bearing deposits in banks                                                  4,597,152       8,340,784
  Securities available-for-sale                                                      11,734,814      11,877,487
  Securities held-to-maturity
    (Market values of $7,247,988 and
    $5,865,608 respectively)                                                          7,125,942       5,629,750
  Mortgage-backed securities, available-for-sale                                        847,574       1,364,782
  Federal Home Loan Bank stock, at cost                                                 304,300         332,600
  Loans receivable, net                                                              59,466,070      53,288,111
  Premises and equipment, net                                                         1,186,943       1,241,032
  Other assets                                                                          904,991         750,066
                                                                                   ------------    ------------

  Total Assets                                                                     $ 86,754,316    $ 83,321,201
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities
    Deposit accounts
        Non-interest bearing                                                       $  1,751,111    $  1,887,906
        Interest bearing                                                             63,224,631      59,952,093
                                                                                   ------------    ------------
          Total deposit accounts                                                     64,975,742      61,839,999

    Advances from borrowers for taxes & insurance                                       321,002         334,252
    Other liabilities                                                                 1,157,239       1,035,752
    FHLB advances                                                                     1,000,000       1,000,000
    Guarantee of employee stock ownership plan (ESOP) debt                                    0          40,258
                                                                                   ------------    ------------
        Total liabilities                                                            67,453,983      64,250,261

  Stockholders' Equity
    Common Stock ($0.10 par value)
       4,000,000 shares  authorized,  1,377,810 shares issued,
       1,226,538 shares outstanding as of June 30, 2004
       and September 30, 2003, respectively                                             137,781         137,781
    Additional paid-in-capital                                                        6,404,139       6,234,226
    Retained earnings-substantially restricted                                        13,322,761      13,213,697
    Unearned employee stock ownership plan
       (ESOP) shares                                                                          0         (40,258)
    Unearned compensation-restricted stock plan                                         (39,236)        (67,733)
    Accumulated other comprehensive income net of
       applicable income taxes of $562,723 and
       $623,686, respectively                                                         1,092,345       1,210,684
    Treasury stock (151,272 shares at cost)                                          (1,617,457)     (1,617,457)
                                                                                   ------------    ------------
        Total stockholders' equity                                                   19,300,333      19,070,940

Total Liabilities and Stockholders' Equity                                         $ 86,754,316    $ 83,321,201
                                                                                   ============    ============

CONSOLIDATED STATEMENTS OF INCOME
EUREKA FINANCIAL CORP.

                                Three Months Ended June 30,          Nine Months Ended June 30,
                                       (Unaudited)                        (Unaudited)
                                     2004         2003                  2004         2003
                                 ----------   ----------            ----------   ----------
Interest Income
    Loans                        $  903,478   $  890,469            $2,685,785   $2,742,268
    Investment securities           242,561      219,319               748,794      663,307
    Mortgage-backed securities       14,387       30,018                51,002      103,528
                                 ----------   ----------            ----------   ----------

    Total interest income         1,160,426    1,139,806             3,485,581    3,509,103

Interest Expense
    Deposits                        356,557      393,090             1,091,281    1,216,322
    FHLB advances                    14,055       14,054                42,318       42,163
    Other                              --          1,004                   614        4,465
                                 ----------   ----------            ----------   ----------

    Total interest expense          370,612      408,148             1,134,213    1,262,950
                                 ----------   ----------            ----------   ----------

Net Interest Income                 789,814      731,658             2,351,368    2,246,153

Provision for Loan Losses            15,000            0                45,000            0
                                 ----------   ----------            ----------   ----------

Net Interest Income after
  Provision for Loan Losses         774,814      731,658             2,306,368    2,246,153

Other Income                         48,328       25,591               115,746       80,189

Other Expenses
  Salaries and benefits             319,018      293,291               934,016      832,750
  Occupancy expense                  53,823       57,085               156,471      158,747
  Computer expense                   30,958       27,484                84,632       81,026
  Legal and accounting               27,920       33,102               103,876      121,205
  ESOP Contribution                   9,597       73,569               126,984      155,789
  Other                              80,499       69,556               246,098      221,114
                                 ----------   ----------            ----------   ----------

  Total other expenses              521,815      554,087             1,652,077    1,570,631
                                 ----------   ----------            ----------   ----------

Income Before Income Taxes          301,327      203,162               770,037      755,711

Provision for Income Taxes           57,442       31,474               140,582      145,301
                                 ----------   ----------            ----------   ----------

Net Income                       $  243,885   $  171,688            $  629,455   $  610,410
                                 ==========   ==========            ==========   ==========

Basic Earnings Per Share         $     0.20   $     0.14            $     0.51   $     0.50
                                 ==========   ==========            ==========   ==========
Diluted Earnings Per Share       $     0.19   $     0.13            $     0.49   $     0.48
                                 ==========   ==========            ==========   ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS
EUREKA FINANCIAL CORP.

                                                                         Nine Months Ended June 30,
                                                                                (Unaudited)
                                                                             2004            2003
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $    629,455    $    610,410
Adjustments to reconcile net cash from operating activities:
    Unearned ESOP shares                                                     210,171         259,927
    Compensation expense related to RSOP                                      28,497          28,498
    Depreciation                                                              76,851          74,797
    Provision for loan loss                                                   45,000               0
    Net accretion/amortization of discounts and premiums on
     mortgage-backed and investment securities                                (5,599)        (51,427)
    Unamortized loan fees and costs                                            3,943         (34,864)
Increase/(decrease) in cash due to changes in assets and liabilities:
    Other assets                                                            (154,925)        (65,870)
    Other liabilities                                                        182,448         (35,584)
                                                                        ------------    ------------
  Net Cash from Operating Activities                                       1,015,841         785,887

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and redemption of securities
   held-to-maturity                                                        1,335,000       1,015,000
  Net proceeds from redemption of FHLB stock                                  28,300          69,700
  Purchase of securities held-to-maturity                                 (2,830,012)     (1,250,000)
  Purchase of securities available-for-sale                                        0        (990,000)
  Net increase in loans made to customers                                 (4,309,877)        411,144
  Net commercial leases (originated)/repaid                               (1,917,025)      1,527,936
  Net paydowns in mortgage-backed securities                                 485,000         892,729
  Premises and equipment expenditures                                        (22,762)        (18,928)
                                                                        ------------    ------------
  Net Cash Used by Investing Activities                                   (7,231,376)      1,657,581

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposit accounts                              3,135,743       1,914,802
  Net increase (decrease) in advances from borrowers
   for taxes and insurance                                                   (13,250)         51,120
  Repayment of ESOP loan                                                     (40,258)       (105,057)
  Reissuance of treasury stock                                                     0          14,781
  Payment of dividends                                                      (520,391)       (390,212)
                                                                        ------------    ------------
  Net Cash from Financing Activities                                       2,561,844       1,485,434
                                                                        ------------    ------------

Net Change in Cash and Cash Equivalents                                   (3,653,691)      3,928,902

Cash and Cash Equivalents at Beginning of Period                           8,837,373       8,648,435
                                                                        ------------    ------------

Cash and Cash Equivalents at End of Period                              $  5,183,682    $ 12,577,337
                                                                        ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
      Cash paid during the period for:

      Interest on deposits and borrowings                               $  1,144,935    $  1,279,073
                                                                        ============    ============
      Income taxes                                                      $    139,435    $    188,967
                                                                        ============    ============

                             EUREKA FINANCIAL CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE A -  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended June 30, 2004, are not necessarily indicative of the results to be expected for the year ended September 30, 2004 or any other interim period. The interim consolidated financial statements and the following discussion should be read in conjunction with the consolidated financial statements and footnotes thereto included in Eureka Financial Corp.'s (the "Company") Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003.

Prior  period   accounts  were   reclassified   to  conform  to  current  period
classifications.

NOTE B - COMPREHENSIVE INCOME

For the three months ended June 30, 2004 and 2003, comprehensive (loss) income totaled $(350,653) and $113,456, respectively. For the nine months ended June 30, 2004 and 2003, comprehensive income totaled $511,116 and $516,581, respectively.

NOTE C - AVAILABLE FOR SALE SECURITIES

The securities available for sale consisted of the following:


                                     June 30, 2004
                                     -------------

                                  Gross         Gross
                   Amortized    Unrealized    Unrealized     Market
                       Cost       Gains         Losses       Value
                       ----       -----         ------       -----

FHLMC preferred
 Stock             8,585,896       33,903     (768,000)    7,851,799

FNMA preferred
 Stock             1,500,000           --     (284,700)    1,215,300

FHLMC voting
 common Stock         41,266    2,626,449           --     2,667,715
                  ----------    ---------   ----------     ---------

  Totals:         10,127,162    2,660,352   (1,052,700)   11,734,814
                  ==========    =========   ==========    ==========

The mortgage-backed securities available for sale consisted of the following:

                                     June 30, 2004
                                     -------------

                                  Gross         Gross
                   Amortized    Unrealized    Unrealized     Market
                       Cost       Gains         Losses       Value
                       ----       -----         ------       -----

GNMA certificates      1,059         21             --        1,080

FHLMC certificates   130,784      9,814             --      140,598

FNMA certificates    668,313     37,583             --      705,896
                     -------     ------         ------      -------
 Totals:             800,156     47,418             --      847,574
                     =======     ======         ======      =======



NOTE D - EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Weighted average shares outstanding for the three month periods ended June 30, 2004, and 2003, were 1,226,538 and 1,231,636, respectively, and for the nine month periods ended June 30, 2004 and 2003, were 1,224,498 and 1,227,311, respectively. For periods ended June 30, 2003, shares do not include 5,675 shares of Bank Common Stock purchased and held by the Bank's employee stock ownership plan ("ESOP") that were unallocated during those periods in accordance with SOP 93-6 "Employers Accounting for Employee Stock Ownership Plans" and SFAS 128 "Earnings Per Share".

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the ability to control costs and expenses, and general economic conditions. Eureka Financial Corp. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

CHANGES IN FINANCIAL CONDITION

          At June 30, 2004, the Company's assets increased $3,433,000 to $86,754,000 from $83,321,000 at September 30, 2003. At June 30, 2004, interest-bearing deposits in banks decreased by $3,744,000 from the comparable classification at September 30, 2003. Also, at June 30, 2004 mortgage-backed securities decreased by $517,000, FHLB stock decreased $28,000, securities available-for-sale decreased by $142,000 and premises and equipment, net, decreased by $54,000 from the comparable amounts at September 30, 2003. These decreases at June 30, 2004 were partially offset by an increase of $1,496,000 in securities held-to-maturity, an increase of $155,000 in other assets, an increase of $90,000 in cash and due from banks and an increase of $6,178,000 in loans receivable, net, from the comparable amounts at September 30, 2003. The decrease in interest-bearing deposits can primarily be attributed to the increase in the loans receivable, net, as these funds were used to fund the loan growth.

             At June 30, 2004, the Company's total liabilities increased by a total of $3,204,000 from September 30, 2003. This increase was primarily attributed to a $3,136,000 growth in deposit accounts and an increase of $121,000 in other liabilities which was partially offset by a $40,000 decrease in the ESOP debt and a $13,000 decrease in advances from borrowers for taxes and insurance.

         At  June  30,  2004,   stockholders'   equity  increased   $229,000  to
$19,300,000 from $19,071,000 at September 30, 2003. The increase was primarily reflected by an increase of $109,000 in retained earnings, an increase of $170,000 in additional paid-in-capital, a decrease of $29,000 in unearned compensation through the restricted stock plan and a decrease of $40,000 in the unearned ESOP shares. There was also a decrease of $119,000 in accumulated other comprehensive income resulting from the fluctuation in market value of the Bank's investment in available-for-sale securities and mortgage-backed securities. Because of interest rate volatility, accumulated other comprehensive income and stockholders' equity could materially fluctuate for each interim period and year-end period. See Note C to the unaudited quarterly financial statements. Although net income for the nine months ended June 30, 2004 increased retained earnings by $244,000, this increase was partially offset by dividends paid to stockholders in the amount of $149,000.

RESULTS OF OPERATIONS

Net Income. Net income increased $72,000 to $244,000 for the three months and $19,000 to $629,000 for the nine months ended June 30, 2004, from $172,000 and $610,000, respectively, for the comparable 2003 periods. The increase in net income for the three and nine month periods was partially attributable to decreases in interest expense on deposits and increases in other income, partially offset by increases in the provision for loan losses.

Net Interest Income. Net interest income increased $58,000 to $790,000 for the three months and $105,000 to $2,351,000 for the nine months ended June 30, 2004, from $732,000 and $2,246,000, respectively, for the comparable 2003 periods. Higher net interest income was primarily due to decreases in interest expense over the comparable 2003 periods.

Interest Income. Total interest income increased $20,000 to $1,160,000 for the three months and decreased $23,000 to $3,486,000 for the nine months ended June 30, 2004 as compared to $1,140,000 and $3,509,000, respectively, for the comparable 2003 periods. The increase for the three month period but decrease for the nine month period in total interest income was primarily due to an increase in the three month period but decrease in the nine month period in the average yield on interest-earning assets even though the average balance of interest-earning assets increased. See "Average Balance Sheets" on page 10.

Interest Expense. Total interest expense decreased $37,000 to $371,000 for the three months and $129,000 to $1,134,000 for the nine months ended June 30, 2004, from $408,000 and $1,263,000, respectively, for the comparable 2003 periods. The decrease in total interest expense was primarily related to a reduction in the average cost of funds despite an increase in the average balance of deposits. See "Average Balance Sheets" on page 10.

Provision for Loan Losses. The provision for loan losses for the three months and nine months ended June 30, 2004, was $15,000 and $45,000 respectively, compared to $0 and $0, respectively, for the comparable 2003 periods. Management regularly performs an analysis to identify the inherent risks of loss in its loan portfolio. This analysis includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other information available at such time. However, there is no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amounts.

Other Expense. Total non-interest expense decreased by $32,000 to $522,000 for the three months and increased $81,000 to $1,652,000 for the nine months ended June 30, 2004, from $554,000 and $1,571,000, respectively, for the comparable 2003 periods. ESOP contribution expense decreased $64,000 to $10,000 for the three months and $29,000 to $127,000 for the nine months ended June 30, 2004, from $74,000 and $156,000, respectively, for the comparable 2003 periods due to the payoff of the ESOP loan. Salaries and benefits increased $26,000 for the three months and $101,000 for the nine months ended June 30, 2004, due to contributions to the pension plan and expenses related to normal salary increases and increased expenses associated with benefit plans. Legal and accounting expenses decreased $5,000 to $28,000 for the three months and $17,000 to $104,000 for the nine months ended June 30, 2004, from $33,000 and $121,000 for the comparable 2003 periods. Other expense increased $10,000 to $80,000 for the three months and $25,000 to $246,000 for the nine months ended June 30, 2004, from $70,000 and $221,000 for the comparable 2003 periods. These increases can be attributed primarily to nominal increases associated with normal operating expenses.

EUREKA FINANCIAL CORP.
AVERAGE BALANCE SHEETS
JUNE 30, 2004 AND 2003


                                                                       For the Three Months Ended June 30,
                                                                 --------------------------------------------------------
                                     At June 30, 2004                     2004                          2003
                                  -----------------------        -------------------------    ---------------------------

                                                 Actual                            Average                      Average
                                   Actual        Yield/          Average           Yield/      Average           Yield/
                                   Balance        Cost           Balance Interest  Cost        Balance  Interest  Cost
                                  ----------    ---------        -------------------------    ---------------------------
                                      (Dollars in thousands)
Interest-earning assets:
Loans receivable                    $59,466        6.13%         $58,578    $904    6.17%       $51,508     $890   6.91%
Investment securities                24,610        4.33%          24,557     257    4.19%        27,168      250   3.68%
                                  ----------                     ----------------             -------------------
     Total interest-earning assets   84,076        5.60%          83,135   1,161    5.59%        78,676    1,140   5.80%
                                                                         --------                       ---------
Non-interest earning assets           2,678                        2,437                          2,063
                                  ----------                     --------                     ----------
        Total Assets                $86,754                      $85,572                        $80,739
                                  ==========                     ========                     ==========
Interest-bearing liabilities:
  Interest-bearing deposits:
     NOW accounts                    $5,789        1.25%          $4,897      14    1.14%        $4,091       15   1.47%
     Passbook and club accounts      21,234        1.77%          20,860      91    1.74%        19,244       96   2.00%
     IRA accounts                     2,940        3.81%           2,908      28    3.85%         2,532       27   4.27%
     Certificates of deposit         33,262        2.77%          32,838     223    2.72%        30,897      255   3.30%
     Other liabilities                1,000        5.56%           1,000      14    5.60%         1,083       15   5.54%
                                  ----------                     ----------------             -------------------
     Total interest-bearing
       liabilities                   64,225        2.39%          62,503     370    2.37%        57,847      408   2.82%
                                                                         --------                       ---------
Non-interest-bearing liabilities      3,229                        3,507                          3,428
                                  ----------                     --------                     ----------
        Total Liabilities            67,454                       66,010                         61,275
Retained earnings                    19,300                       19,562                         19,464
                                  ----------                     --------                     ----------
        Total Liabilities and
           Retained Earnings        $86,754                      $85,572                        $80,739
                                  ==========                     ========                     ==========

Net interest income                                                         $791                            $732
                                                                         ========                       =========
Interest rate spread                                                                3.22%                          2.97%
                                                                                 =========                       ========
Net yield on interest-earning assets                                                3.81%                          3.72%
                                                                                 =========                       ========
Ratio of average interest-earning assets to
       average interest-bearing liabilities                                       133.01%                        136.01%
                                                                                 =========                       ========


                                              For the Nine Months Ended June 30,
                                    ------------------------------------------------------
                                             2004                         2003
                                    -------------------------    -------------------------

                                                     Average                      Average
                                    Average          Yield/      Average          Yield/
                                    Balance Interest  Cost       Balance Interest  Cost
                                    -------------------------    -------------------------

Interest-earning assets:
Loans receivable                    $56,680   $2,686   6.32%     $52,103   $2,742   7.02%
Investment securities                24,868      800   4.29%      25,451      767   4.02%
                                    -----------------            -----------------
     Total interest-earning assets   81,548    3,486   5.70%      77,554    3,509   6.03%
                                            ---------                    ---------
Non-interest earning assets           2,407                        2,099
                                    --------                     --------
        Total Assets                $83,955                      $79,653
                                    ========                     ========
Interest-bearing liabilities:
  Interest-bearing deposits:
     NOW accounts                    $4,395       39   1.18%      $4,394       49   1.49%
     Passbook and club accounts      20,308      266   1.75%      18,544      281   2.02%
     IRA accounts                     2,809       84   3.99%       2,433       84   4.60%
     Certificates of deposit         32,728      702   2.86%      30,171      802   3.54%
     Other liabilities                1,017       43   5.64%       1,126       47   5.57%
                                    -----------------            -----------------
     Total interest-bearing
       liabilities                   61,257    1,134   2.47%      56,668    1,263   2.97%
                                            ---------                    ---------
Non-interest-bearing liabilities      3,336                        3,626
                                   --------                     --------
        Total Liabilities            64,593                       60,294
Retained earnings                    19,362                       19,359
                                   --------                     --------
        Total Liabilities and
           Retained Earnings        $83,955                      $79,653
                                   ========                     ========

Net interest income                           $2,352                       $2,246
                                            =========                    =========
Interest rate spread                                   3.22%                        2.97%
                                                    =========                    ========
Net yield on interest-earning assets                   3.81%                        3.72%
                                                    =========                    ========
Ratio of average interest-earning assets to
          average interest-bearing liabilities       133.01%                      136.01%
                                                    =========                    ========

THE COMPANY EXCEEDED ALL OF ITS CAPITAL REQUIREMENTS AT JUNE 30, 2004.

THE COMPANY HAD THE  FOLLOWING CAPITAL RATIOS AT JUNE 30, 2004:

                                                      For Capital          Categorized as
                                 Actual            Adequacy Purposes      "WellCapitalized"
                                 ------            -----------------      -----------------
                           Amount       Ratio      Amount     Ratio      Amount      Ratio
                           ------       -----      ------     -----      ------      -----
As of June 30, 2004:

Total Capital
   (To risk weighted
     assets)               $19,311      32.32%    $ 4,780      8.00%    $ 5,975      10.00%

Tier I Capital
   (To risk weighted
     assets)               $18,100      30.29%    $ 2,390      4.00%    $ 3,585       6.00%

Tier I Capital
  (To total assets)        $18,100      20.85%    $ 2,604      3.00%    $ 4,341       5.00%

Tangible Capital
   (To total assets)       $18,100      20.85%    $ 1,302      1.50%    $ 4,341       5.00%


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

Part II OTHER INFORMATION
-------------------------

Item 1.  Legal Proceedings

         From time to time, the Company may be a party to various legal proceedings incident to its business. At June 30, 2004, there were no legal proceedings to which the Company was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

          -------------------------
          * Incorporated by reference to the identically numbered Exhibit on Form 8-K12G3 filed on April 1, 2003.
          ** Incorporated by reference from Registration Statement on Form S-8 filed June 24, 2003.

          (b)  Reports on Form 8-K

               (i) During the quarter under report, the Company filed a Form 8-K dated April 30, 2004 announcing earnings for the quarter ended March 31, 2004. (Items 7 and 12)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EUREKA FINANCIAL CORP.



Date:  August 13, 2004             By:  /s/Edward F. Seserko
                                        -------------------------------------
                                        Edward F. Seserko
                                        President and Chief Executive Officer




Date:  August 13, 2004             By:  /s/Gary B. Pepper
                                        -------------------------------------
                                        Gary B. Pepper
                                        Executive Vice President and Chief
                                        Financial Officer